Form 10-Q
period 2005-03-31
ML Winton FuturesAccess LLC
filed 2005-05-16
CIK 1309136

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-51084

                           ML WINTON FUTURESACCESS LLC
                           ---------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

           Delaware                                       20-122904
-------------------------------                ------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                            MARCH 31,
                                                                              2005
                                                                         --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash                                                                   $   10,858,976
  Net unrealized profit on open contracts                                       216,503
Accrued interest                                                                 17,212
                                                                         --------------
      TOTAL                                                              $   11,092,691
                                                                         ==============
LIABILITIES AND MEMBERS' CAPITAL
LIABILITIES:
  Brokerage fee payable                                                  $        9,120
  Management fee payable                                                         18,384
  Profit shares payable                                                         140,085
  Sponsor's fee payable                                                          20,413
  Redemptions payable                                                           181,921
  Other fees payable                                                             21,612
                                                                         --------------
    Total liabilities                                                           391,535
                                                                         --------------
MEMBERS' CAPITAL:
  Members (10,075,264 Units issued and outstanding)                          10,701,156
                                                                         --------------
      TOTAL                                                              $   11,092,691
                                                                         ==============
NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                               STATEMENT OF INCOME
                                   (unaudited)

                                                                          FOR THE TWO
                                                                          MONTHS ENDED
                                                                           MARCH 31,
                                                                              2005
                                                                         --------------
TRADING REVENUE:
  Trading profit:
    Realized                                                             $      532,826
    Change in unrealized                                                        216,503
                                                                         --------------

      Total trading revenue                                                     749,329
                                                                         --------------

INVESTMENT INCOME
  Interest                                                                       26,948
                                                                         --------------

EXPENSES:
  Brokerage commissions                                                          26,730
  Management fee                                                                 27,511
  Profit shares                                                                 140,085
  Sponsor's fee                                                                  24,792
  Other expenses                                                                 27,577
                                                                         --------------

      Total expenses                                                            246,695
                                                                         --------------
NET INVESTMENT LOSS                                                            (219,747)
                                                                         --------------
NET INCOME                                                               $      529,582
                                                                         ==============
NET INCOME PER UNIT:

  Weighted average number of Units outstanding                                5,128,174
                                                                         ==============
  Net income per weighted average Units                                  $       0.1033
                                                                         ==============

See notes to financial statements.

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                     FOR THE TWO MONTHS ENDED MARCH 31, 2005
                                   (unaudited)

                                                                                              MEMBERS'
                                                                             UNITS            CAPITAL
                                                                         --------------   --------------
MEMBERS' CAPITAL,
  February 1, 2005                                                                    -   $            -

Additions                                                                    10,256,347       10,363,463

Net income                                                                            -          529,582

Redemptions                                                                    (181,083)        (191,889)
                                                                         --------------   --------------
MEMBERS' CAPITAL,
  March 31, 2005                                                             10,075,264   $   10,701,156
                                                                         ==============   ==============

See notes to financial statements.

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Winton FuturesAccess LLC (the "Fund") as of March 31, 2005, and the results of its operations for the two months ended March 31, 2005. However, the operating results for the interim periods may not be indicative of the results for the period ended December 31, 2005. The Fund commenced operations on February 1, 2005 and has a fiscal year end of December 31.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.

2.   NET ASSET VALUE PER UNIT

     At March 31, 2005 the Net Asset Values of the different series of Units were:

                                                           NET ASSET
                         NET ASSET        NUMBER OF        VALUE PER
                           VALUE            UNITS             UNIT
                       --------------   --------------   --------------
     Series A          $    1,604,220        1,508,681   $       1.0633
     Series C               8,270,937        7,789,735           1.0618
     Series I                 825,999          776,848           1.0633
                       --------------   --------------
                       $   10,701,156       10,075,264
                       ==============   ==============

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Fund has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently results in changes in the Fund's net unrealized profit on such derivative instruments as reflected in the Statement of Financial Condition. The Fund's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

     Merrill Lynch Alternative Investments LLC ("MLAI"), the Sponsor of the Fund, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Winton Capital Management Limited ("Winton"), calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are expected to be unusual. It is expected that MLAI's basic risk control procedures will consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Winton itself.

     CREDIT RISK

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

     The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity from commodity futures trading accounts in the Statement of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                         Class A

                                              JAN        FEB         MAR
                                    2005      n/a      $ 1.0223    $ 1.0633

                         Class C

                                              JAN        FEB         MAR
                                    2005      n/a      $ 1.0214    $ 1.0618

                         Class I

                                              JAN        FEB         MAR
                                    2005      n/a      $ 1.0226    $ 1.0633

Performance Summary

February 1, 2005 to March 31, 2005

The Fund posted a gain for the first quarter of 2005. Profits were recorded in financials with commodities posting mixed returns. The largest profits were recorded in equities which rallied as strong gains in oil and mining stocks dominated index returns. Solid gains were posted in short-term rates against small losses in bonds as the yield curve finally steepened after Alan Greenspan, U.S. Federal Reserve Chairman, testified before Congress about the "conundrum" posed by the decline in forward rates. Modest gains were made in currencies as the U.S. dollar continued to weaken over concerns about the huge U.S. current account deficit and worries that Asian central banks may slow purchases of U.S. assets. U.S. dollar weakness helped support metal and energy prices, a sector in which the Fund experienced modest gains. The strength in the U.S. dollar could also be attributed to a contrasting economic picture between the U.S. and Europe, highlighted by dovish European Central Bank comments. Energy gains could also be attributed to continuing cold weather and the possibility that OPEC would cut production in March. Modest losses were recorded in crops largely due to a short-covering rally in soybeans sparked by concern that drought will damage crops in South America. Solid profits were recorded in bonds and interest rates sectors against small losses in currencies, as strong U.S. inflation and hawkish comments from the U.S. Federal Reserve sent rates and the U.S. dollar higher. Modest profits were recorded in energies as crude prices remained positive for the month despite strong U.S. inventory data. Equity returns were mixed despite U.S. stocks reaching their lowest level in two months as higher oil prices weighed on indexes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund within 60 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Fund or MLAI is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)Exhibits.

          There are no exhibits required to be filed as part of this document.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the three months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ML WINTON FUTURESACCESS LLC


                                       By: MERRILL LYNCH ALTERNATIVE
                                                INVESTMENTS LLC
                                               (General Partner)


Date: May 16, 2005                     By /s/ ROBERT M. ALDERMAN
                                          -----------------------
                                          Robert M. Alderman
                                          Chief Executive Officer, President
                                          and Manager
                                          (Principal Executive Officer)


Date:  May 16, 2005
                                       By /s/ MICHAEL L. PUNGELLO
                                          -----------------------
                                          Michael L. Pungello
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)