Form 10-Q
period 2005-06-30
ML Winton FuturesAccess LLC
filed 2005-08-12
CIK 1309136

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-51084

                           ML WINTON FUTURESACCESS LLC
                           ---------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                     20-122904
-------------------------------               -------------------------------
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

                                  609-282-6996
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                       JUNE 30,
                                                                         2005
                                                                    --------------
ASSETS:
Equity in commodity futures trading accounts:
  Cash                                                              $   37,947,184
  Net unrealized profit on open contracts                                1,378,650
Accrued interest                                                            75,843
                                                                    --------------
         TOTAL ASSETS                                               $   39,401,677
                                                                    ==============

LIABILITIES AND MEMBERS' CAPITAL:
LIABILITIES:
  Brokerage fee payable                                             $       46,010
  Management fee payable                                                    64,929
  Profit shares payable                                                    537,409
  Sponsor's fee payable                                                     68,325
  Redemptions payable                                                      384,918
  Other fees payable                                                        71,952
                                                                    --------------
      Total liabilities                                                  1,173,543
                                                                    --------------

MEMBERS' CAPITAL:
 Sponsor's Interests (19,470 Units issued and outstanding)                  21,483
 Members' Interests (34,783,654 Units issued and outstanding)           38,206,651
                                                                    --------------
         Total members' capital                                         38,228,134
                                                                    --------------
         TOTAL LIABILITIES AND MEMBERS' CAPITAL                     $   39,401,677
                                                                    ==============

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                              STATEMENTS OF INCOME
                                   (unaudited)

                                                           FOR THE THREE            FOR THE PERIOD
                                                           MONTHS ENDED            FEBRUARY 1, 2005
                                                              JUNE 30,      (COMMENCEMENT OF OPERATIONS) TO
                                                                2005                 JUNE 30, 2005
                                                          --------------             --------------
TRADING PROFITS:

   Realized                                               $      963,100             $    1,495,926
   Change in unrealized                                        1,162,692                  1,379,195
                                                          --------------             --------------

     Total trading profits                                     2,125,792                  2,875,121
                                                          --------------             --------------

INVESTMENT INCOME:
  Interest                                                       169,273                    196,221
                                                          --------------             --------------

EXPENSES:
  Brokerage commissions                                          120,263                    146,993
  Management fee                                                 143,806                    171,317
  Profit shares                                                  397,324                    537,409
  Sponsor's fee                                                  151,946                    176,738
  Other                                                           44,375                     71,952
                                                          --------------             --------------

     Total expenses                                              857,714                  1,104,409
                                                          --------------             --------------

NET INVESTMENT LOSS                                             (688,441)                  (908,188)
                                                          --------------             --------------

NET INCOME                                                $    1,437,351             $    1,966,933
                                                          ==============             ==============

NET INCOME PER UNIT:

  Weighted average number of Units outstanding                 8,242,620                  6,960,625
                                                          ==============             ==============

  Net income per weighted average Units                   $       0.1744             $       0.2826
                                                          ==============             ==============

See notes to financial statements.

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                     STATEMENT OF CHANGES IN MEMBERS' CAPITAL
  FOR THE PERIOD FEBRUARY 1, 2005 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2005
                                   (unaudited)

                                                SPONSOR'S         MEMBERS'
                                 UNITS          INTERESTS         INTERESTS           TOTAL
                            --------------    --------------   --------------    --------------
MEMBERS' CAPITAL,
  February 1, 2005                       -    $            -   $            -    $           -

Additions                       35,499,780            20,000       36,990,446        37,010,446

Net income                               -             1,483        1,965,450         1,966,933

Redemptions                       (696,656)                -         (749,245)         (749,245)
                            --------------    --------------   --------------    --------------

MEMBERS' CAPITAL,
  June 30, 2005                 34,803,124    $       21,483   $   38,206,651    $   38,228,134
                            ==============    ==============   ==============    ==============

See notes to financial statements.

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Winton FuturesAccess LLC (the "Fund") as of June 30, 2005, and the results of its operations for the period February 1, 2005 (commencement of operations) to June 30, 2005. However, the operating results for the interim period may not be indicative of the results for the period ending December 31, 2005.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.

2.    NET ASSET VALUE PER UNIT

      At June 30, 2005 the Net Asset Values of the different series of Units are as follows:

                                                    NET ASSET
                 NET ASSET         NUMBER OF        VALUE PER
                   VALUE             UNITS            UNIT
               --------------   --------------      ---------
Series A       $    4,286,319        3,872,753      $  1.1068
Series C           27,913,879       25,377,263         1.1000
Series I            4,620,268        4,195,090         1.1014
Series D            1,407,668        1,358,018         1.0366
               --------------   --------------
               $   38,228,134       34,803,124
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

      Merrill Lynch Alternative Investments LLC ("MLAI"), the Sponsor of the Fund, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Winton Capital Management Limited ("Winton"), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are expected to be unusual. It is expected that MLAI's basic risk control procedures will consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Winton itself.

      CREDIT RISK

      The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

               Class A

                         JAN.       FEB.         MAR.        APR         MAY        JUN
               ----------------------------------------------------------------------------
               2005      n/a     $ 1.0223    $ 1.0633     $ 1.0295    $ 1.0836    $ 1.1068

               Class C

                         JAN.       FEB.         MAR.        APR         MAY        JUN
               ----------------------------------------------------------------------------
               2005      n/a     $ 1.0214    $ 1.0618     $ 1.0249    $ 1.0779    $ 1.1000

               Class I

                         JAN.       FEB.         MAR.        APR         MAY        JUN
               ----------------------------------------------------------------------------
               2005      n/a     $ 1.0226    $ 1.0633     $ 1.0265    $ 1.0808    $ 1.1014

               Class D

                         JAN.       FEB.         MAR.        APR         MAY        JUN
               ----------------------------------------------------------------------------
               2005      n/a        n/a          n/a       $ 0.9601    $ 1.0118    $ 1.0366

Performance Summary

FEBRUARY 1, 2005 TO JUNE 30, 2005

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

April 1, 2005 to June 30, 2005

The Fund posted a gain for the second quarter of 2005. The strongest performing sectors were interest rates and currency. The energy, agricultural and metals sectors posted losses for the Fund.

The biggest gain for the quarter was posted in the interest rate sector. Profits were recorded in bonds against losses in stocks as a raft of weak U.S. economic data and disappointing earnings reports sent world equities lower. The sell off in stocks sparked a flight to quality into bonds and a short covering rally in interest rates; producing the flattest U.S. Treasury yield curve in four years. Mid-quarter, solid gains were once again recorded in equities and bonds. Financial futures moved higher as solid U.S. employment and retail sales data confirmed continued growth in the U.S. while stable inflation data and lower oil prices soothed concerns about the pace of Fed rate hikes ahead. Following a stellar May, bonds posted a small increase after a volatile month in June. Profits came from trading in the Euro, balanced by losses in treasuries, and in particular short end Eurodollars, as sustained Federal Reserve tightening proved more likely by the day.

A strong gain was posted for the currency sector. At the beginning of the quarter, currency returns were mixed as the U.S. dollar remained in a tight range. The currency returns continued to be mixed during the quarter as the U.S. dollar regained some of the ground it lost earlier in the year as strong U.S. economic data and France's rejection of the European Union constitution supported the greenback. The end of the quarter saw strong gains posted in currencies and equities, as the strength of the U.S. economy was once again the main driver behind financial markets. The strength of the U.S. dollar, bolstered by a widening interest rate differential and continuing U.S. economic growth relative to Europe, proved positive for the Fund with profits coming from short positions in the Swiss franc and Japanese yen. Elsewhere the Australian dollar provided solid gains.

The Fund posted a loss for the agricultural sector. The agricultural sector started the quarter with a loss and managed to rally back to a profit mid-quarter. Profits spiraled downwards at the end of the quarter, resulting in a loss posted for the quarter as a whole.

A loss was posted for the quarter in the metals sector also. The metals sector performed poorly throughout the entire quarter, posting consistent losses each month.

The energy sector was the poorest performing sector for the fund with a loss posted for the quarter. Commodity returns were negative with the largest loss recorded in energies as crude prices sharply reversed gains made early in April as weak U.S. economic data coincided with climbing inventories. Commodity returns were modestly lower, mid-quarter, with energies posting the largest loss as oil prices slumped to three month lows on the back of rising inventory data. Energies continued to endure a tough time, with crude oil and natural gas rallying strongly in the first half of June, before retracing sharply and generating losses as profit takers entered the market.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

           (b) Reports on Form 8-K.

           There were no reports on Form 8-K filed during the five months of fiscal 2005.

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


                               ML WINTON FUTURESACCESS LLC


                               By: MERRILL LYNCH ALTERNATIVE
                                       INVESTMENTS LLC
                                      (General Partner)


Date: August 12, 2005          By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: August 12, 2005
                               By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)