Form 10-Q
period 2005-09-30
ML Winton FuturesAccess LLC
filed 2005-11-14
CIK 1309136

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to__________________

Commission File Number 0-51084

                           ML WINTON FUTURESACCESS LLC
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                       20-1227904
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

     Indicate by check mark whether the registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                         SEPTEMBER 30,
                                                                             2005
                                                                         -------------
ASSETS:
Equity in commodity futures trading accounts:
  Cash                                                                   $  78,897,372
  Net unrealized profit on open contracts                                    2,558,213
Accrued interest                                                               200,062
                                                                         -------------

        TOTAL ASSETS                                                     $  81,655,647
                                                                         =============

LIABILITIES AND MEMBERS' CAPITAL:
LIABILITIES:
  Brokerage commissions payable                                          $      48,549
  Management fee payable                                                       133,609
  Profit shares payable                                                         43,781
  Sponsor's fee payable                                                        127,299
  Redemptions payable                                                          434,988
  Other fees payable                                                           113,340
                                                                         -------------

      Total liabilities                                                        901,566
                                                                         -------------

MEMBERS' CAPITAL:
  Sponsor's interests (19,470 Units issued and outstanding)                     21,115
  Members' interests (75,025,798 Units issued and outstanding)              80,732,966
                                                                         -------------
        Total members' capital                                              80,754,081
                                                                         -------------

        TOTAL LIABILITIES AND MEMBERS' CAPITAL                           $  81,655,647
                                                                         =============
NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           FOR THE THREE            FOR THE PERIOD
                                                           MONTHS ENDED            FEBRUARY 1, 2005
                                                           SEPTEMBER 30,    (COMMENCEMENT OF OPERATIONS) TO
                                                                2005              SEPTEMBER 30, 2005
                                                          ---------------   -------------------------------
TRADING PROFITS (LOSSES):

   Realized                                               $    (3,459,076)          $    (1,963,150)
   Change in unrealized                                         1,187,089                 2,566,284
                                                          ---------------           ---------------

     Total trading profits (losses)                            (2,271,987)                  603,134
                                                          ---------------           ---------------

INVESTMENT INCOME:
  Interest                                                        487,660                   683,881
                                                          ---------------           ---------------

EXPENSES:
  Brokerage commissions                                           294,776                   441,769
  Management fee                                                  327,825                   499,142
  Profit shares                                                  (493,628)                   43,781
  Sponsor's fee                                                   320,648                   497,386
  Other                                                            61,210                   133,162
                                                          ---------------           ---------------

     Total expenses                                               510,831                 1,615,240
                                                          ---------------           ---------------

NET INVESTMENT LOSS                                               (23,171)                 (931,359)
                                                          ---------------           ---------------

NET LOSS                                                  $    (2,295,158)          $      (328,225)
                                                          ===============           ===============
NET LOSS PER UNIT:

  Weighted average number of units outstanding                 13,414,048                 9,380,660
                                                          ===============           ===============

  Net loss per weighted average unit                      $       (0.1711)          $       (0.0350)
                                                          ===============           ===============

See notes to financial statements.

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
  FOR THE PERIOD FEBRUARY 1, 2005 (COMMENCEMENT OF OPERATIONS) TO SEPTEMBER 30,
                                      2005
                                   (unaudited)

                                                 SPONSOR'S        MEMBERS'
                                 UNITS           INTEREST        INTERESTS           TOTAL
                            --------------    --------------   --------------    --------------
MEMBERS' CAPITAL,
  February 1, 2005                       -    $            -   $            -    $            -

Additions                       77,518,540            20,000       83,751,120        83,771,120

Net income                               -             1,115         (329,340)         (328,225)

Redemptions                     (2,473,272)                -       (2,688,814)       (2,688,814)
                            --------------    --------------   --------------    --------------

MEMBERS' CAPITAL,
  September 30, 2005            75,045,268    $       21,115   $   80,732,966    $   80,754,081
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

                           ML WINTON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Winton FuturesAccess LLC (the "Fund") as of September 30, 2005, and the results of its operations for the period February 1, 2005 (commencement of operations) to September 30, 2005. However, the operating results for the interim period may not be indicative of the results for the period ending December 31, 2005.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.

2.   NET ASSET VALUE PER UNIT

     At September 30, 2005 the Net Asset Values of the different series of Units are as follows:

                                                      NET ASSET
                    NET ASSET        NUMBER OF        VALUE PER
                      VALUE            UNITS             UNIT
                  --------------   --------------   --------------
     Series A     $   10,891,516       10,017,498   $       1.0872
     Series C         46,852,508       43,313,158           1.0817
     Series I         16,312,309       15,115,563           1.0792
     Series D          6,697,748        6,599,049           1.0150
                  --------------   --------------
                  $   80,754,081       75,045,268
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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

               Class A

          JAN.       FEB.        MAR.         APR         MAY         JUN          JULY        AUG.        SEP.
-----------------------------------------------------------------------------------------------------------------
2005      n/a      $ 1.0223    $ 1.0633     $ 1.0295    $ 1.0836    $ 1.1068     $ 1.0828    $ 1.1560    $ 1.0872

               Class C

          JAN.       FEB.        MAR.         APR         MAY         JUN          JULY        AUG.        SEP.
-----------------------------------------------------------------------------------------------------------------
2005      n/a      $ 1.0214    $ 1.0618     $ 1.0249    $ 1.0779    $ 1.1000     $ 1.0783    $ 1.1508    $ 1.0817

               Class I

          JAN.       FEB.        MAR.         APR         MAY         JUN          JULY        AUG.        SEP.
-----------------------------------------------------------------------------------------------------------------
2005      n/a      $ 1.0226    $ 1.0633     $ 1.0265    $ 1.0808    $ 1.1014     $ 1.0742    $ 1.1485    $ 1.0792

               Class D

          JAN.       FEB.        MAR.         APR         MAY         JUN          JULY        AUG.        SEP.
-----------------------------------------------------------------------------------------------------------------
2005      n/a        n/a         n/a        $ 0.9601    $ 1.0118    $ 1.0366     $ 1.0202    $ 1.0920    $ 1.0150

Performance Summary

FEBRUARY 1, 2005 TO SEPTEMBER 30, 2005

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

The biggest gain for the quarter was posted in the interest rate sector. Profits were recorded in bonds against losses in stocks as a raft of weak U.S. economic data and disappointing earnings reports sent world equities lower. The sell off in stocks sparked a flight to quality into bonds and a short covering rally in interest rates; producing the flattest U.S. Treasury yield curve in four years. Mid-quarter, solid gains were once again recorded in equities and bonds. Financial futures moved higher as solid U.S. employment and retail sales data confirmed continued growth in the U.S. while stable inflation data and lower oil prices soothed concerns about the pace of Federal Reserve rate hikes ahead. Following a stellar May, bonds posted a small increase after a volatile month in June. Profits came from trading in the Euro, balanced by losses in U.S. treasuries, and in particular short end Eurodollars, as sustained Federal Reserve tightening proved more likely by the day.

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

July 1, 2005 to September 30, 2005

The Fund posted a trading loss for the quarter, primarily due to losses in the interest rate sector. The energy, stock indices, currencies, commissions, and metals sectors posted gains, while trading in the agricultural commodities and interest rates posted losses.

The energy sector posted the largest gains for the quarter. Steady returns mid-quarter driven by the spike in energy prices caused by Hurricane Katrina and the impact on United States energy production and distribution. As concerns over supply shortages subsided, a sell off in the energy markets detracted from performance but not enough to offset gains posted earlier in the quarter.

Trading in stock indices posted gains throughout the quarter for the Fund. Strong gains early in the quarter in equity markets were caused by a rally as sentiment and stronger earnings boosted confidence. Trading in the Nikkei and Hang Seng contributed to performance.

The currency sector posted a gain for the Fund despite losses in the first half of the quarter. Currencies endured a volatile period. The long awaited decision by China to take the first steps to reforming its currency markets had a slight impact on currency positions. The Australian dollar strengthened, attributing to profits while the Swiss franc was the worst affected market.

A slight gain was also posted for the quarter in the metals sector. The metals sector had relatively flat performance throughout the entire quarter posting small gains early on and ending the quarter posting losses.

Trading in agricultural commodities posted a slight loss. The agriculture sector had relatively flat performance throughout the entire quarter posting losses throughout with small gains during mid-quarter.

The interest rate sector posted the largest losses for the Fund during the quarter. Fixed income positions suffered as the markets slid on the back of comments from Federal Reserve chairman Greenspan on the continued robustness of the U.S. economy, and the perceived reduction in future demand from China as they are now free to invest in other currencies and not simply invest in U.S. treasuries. The after effects of the U.S. hurricane season continued to plague the markets later in the quarter. The initial feeling that the Federal Reserve would react to the inevitable impact on the U.S. economy by holding interest rates steady proved mistaken. As a result, the sell off in the U.S. treasuries dragged bond markets down across the globe. Short term interest rate futures came under similar pressure, as the continued high level of oil prices and other input prices continued to add weight to inflationary fears in the U.S.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The following exhibits are incorporated by reference or file herewith to this Quarterly Report on Form 10-Q:

          31.01 and 31.02 Rule 13a-14(a)/15d-14(a) Certifications

          Exhibit 31.01 and 31.02: Are filed herewith.

          32.01 and 32.02 Section 1350 certifications

          Exhibit 32.01 and 32.02: Are filed herewith.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the eight months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ML WINTON FUTURESACCESS LLC


                               By: MERRILL LYNCH ALTERNATIVE
                                      INVESTMENTS LLC
                                       (Sponsor)


Date: November 14, 2005        By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: November 14, 2005
                               By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)