Form 10-Q
period 2006-03-31
ML Winton FuturesAccess LLC
filed 2006-05-15
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 0-51084

ML WINTON FUTURESACCESS LLC

(Exact Name of Registrant as

specified in its charter)

Delaware	20-1227904
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road -  Section 2G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6996

(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐   No ☒

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$147,322,697	$109,899,009
Net unrealized profit on open contracts	5,954,975	2,753,205
Cash	100,871	24,500
Accrued interest	531,085	371,172

TOTAL ASSETS	$153,909,628	$113,047,886

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$76,983	$99,983
Management fee payable	256,213	186,436
Sponsor’s fee payable	247,353	177,891
Performance fee payable	1,200,473	—
Redemptions payable	2,440,625	252,301
Initial offering costs payable	210,752	224,507
Other payables	104,891	138,726

Total liabilities	4,537,290	1,079,844

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 and 19,470 Units issued and outstanding)	21,556	20,794
Members’ Interest (135,982,269 and 105,806,686 Units issued and outstanding)	149,350,782	111,947,248

Total members’ capital	149,372,338	111,968,042

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$153,909,628	$113,047,886

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF INCOME

(unaudited)

	For the three	For the two
	months ended	months ended
	March 31,	March 31,
	2006	2005
TRADING PROFITS:

Realized	$3,520,607	$532,826
Change in unrealized	3,192,278	216,503
Brokerage commissions	(340,103)	(26,730)

Total trading profits	6,372,782	722,599

INVESTMENT INCOME:
Interest	1,377,489	26,948

EXPENSES:
Management fee	692,562	27,511
Sponsor’s fee	662,515	30,757
Performance fee	1,200,474	140,085
Other	76,433	17,071
Total expenses before reimbursement	2,631,984	215,424
Sponsor’s fee reimbursement	—	(5,965)

Total expenses	2,631,984	209,459

NET INVESTMENT LOSS	(1,254,495)	(182,511)

NET INCOME	$5,118,287	$540,088

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class A	17,673,998	1,123,378
Class C	76,098,013	6,032,868
Class D	10,903,442	—
Class I	20,914,394	531,924

Net income per weighted average Unit
Class A	$0.0420	$0.0713
Class C	$0.0402	$0.0698
Class D	$0.0426	—
Class I	$0.0409	$0.0729

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three and two months ended March 31, 2006 and 2005

(unaudited)

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2006

Class A	747,825	—	770,606	(9,750)	—	1,508,681	15,522,119	3,956,059	(277,860)	—	19,200,318
Class C	4,276,000	—	3,685,068	(171,333)	—	7,789,735	62,583,887	24,860,484	(3,364,639)	—	84,079,732
Class D	—	—	—	—	—	—	9,764,594	1,138,848	—	—	10,903,442
Class I	287,000	—	489,848	—	—	776,848	17,936,086	3,919,180	(56,489)	—	21,798,777

Total Members’ Units	5,310,825	—	4,945,522	(181,083)	—	10,075,264	105,806,686	33,874,571	(3,698,988)	—	135,982,269

Class A	—	—	—	—	—	—	9,713	—	—	—	9,713
Class C	—	—	—	—	—	—	9,757	—	—	—	9,757
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Units	—	—	—	—	—	—	19,470	—	—	—	19,470

See notes to financial statements.

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2006

Class A	$747,825	$(39,666)	$787,790	$(9,967)	$80,086	$1,566,068	$16,602,088	$4,285,132	$(301,399)	$741,412	$21,327,233
Class C	4,276,000	(165,575)	3,763,929	(181,921)	421,239	8,113,672	66,470,039	26,671,764	(3,682,545)	3,056,708	92,515,966
Class D	—	—	—	—	—	—	9,797,722	1,144,998	—	463,967	11,406,687
Class I	287,000	(45,079)	500,919	—	38,763	781,603	19,077,399	4,230,270	(62,211)	855,438	24,100,896

Total Members’ Interests	$5,310,825	$(250,320)	$5,052,638	$(191,888)	$540,088	$10,461,343	$111,947,248	$36,332,164	$(4,046,155)	$5,117,525	$149,350,782

Class A	$—	$—	$—	$—	$—	$—	$10,410	$—	$—	$395	$10,805
Class C	—	—	—	—	—	—	10,384	—	—	367	10,751
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$—	$—	$—	$—	$—	$—	$20,794	$—	$—	$762	$21,556

Total Members’ Capital	$5,310,825	$(250,320)	$5,052,638	$(191,888)	$540,088	$10,461,343	$111,968,042	$36,332,164	$(4,046,155)	$5,118,287	$149,372,338

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Winton FuturesAccess LLC (the “Fund”) as of March 31, 2006, and the results of its operations for the three and two months ended March 31, 2006 and 2005.  However, the operating results for the interim periods may not be indicative of the results for the full year. The Fund commenced trading activities on February 1, 2005.  Therefore, the Statements of Income and Statements of Changes in Members’ Capital contain information only for the two month period ended March 31, 2005.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At March 31, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$21,369,399	$21,338,038	19,210,031	$1.1124	$1.1108
Class C	92,651,626	92,526,717	84,089,489	$1.1018	$1.1003
Class D	11,425,204	11,406,687	10,903,442	$1.0479	$1.0462
Class I	24,136,861	24,100,896	21,798,777	$1.1073	$1.1056
	$149,583,090	$149,372,338	136,001,739

At December 31, 2005 the Net Asset Values of the different series of Units were:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$16,645,808	$16,612,498	15,531,832	$1.0717	$1.0696
Class C	66,613,723	66,480,423	62,593,644	$1.0642	$1.0621
Class D	9,817,367	9,797,722	9,764,594	$1.0054	$1.0034
Class I	19,115,651	19,077,399	17,936,086	$1.0658	$1.0636
	$112,192,549	$111,968,042	105,826,156

3.                      FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently results in changes in the Fund’s net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The Sponsor of the Fund, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Winton Capital Management Limited (“Winton”), calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Winton itself.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearing house arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co. Inc., (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity from commodity futures trading accounts in the Statements of Financial Condition.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT (1)

(NON US GAAP)

Class A

	Jan	Feb	Mar
2005	n/a	$1.0223	$1.0633
2006	$1.1029	$1.0768	$1.1124

Class C

	Jan	Feb	Mar
2005	n/a	$1.0214	$1.0618
2006	$1.0943	$1.0675	$1.1018

Class D

	Jan	Feb	Mar
2005	n/a	n/a	n/a
2006	$1.0360	$1.0131	$1.0479

Class I

	Jan	Feb	Mar
2005	n/a	$1.0226	$1.0633
2006	$1.0972	$1.0715	$1.1073

(1) Represents Net Asset Value per unit for all other purposes as discussed in Note 2 to the Financial Statements.

Performance Summary

January 1, 2006 to March 31, 2006

The Fund posted an overall profit with metals, stock indices and interest rates posting gains while energy, agriculture, currencies posted losses.

The metals sector was the most profitable for the Fund. Base metal prices were bolstered by continuing demand from China’s expanding economy and short covering just prior to the Chinese New Year. Both aluminum and zinc reached all time highs beginning of the quarter. Precious metals and energies endured a volatile period during the Iran/U.S./Europe nuclear standoff, with gold reaching a 25 year high. The quarter ended with gold and silver continuing to surge upwards, with silver posting a 22 year high. This was driven by strong demand and anticipation of the launch of a new wave of instruments that will open up these markets to a wider audience of investors. Base metals were similarly well supported with several markets, including zinc and copper, trading at record highs.

The stock indices posted profits for the Fund. Higher equity and lower fixed income prices were largely a result of better than expected sentiment indicators and company earnings reports. Equity markets continued mid-quarter with their bullish run, with the European bourses leading the charge. A combination of strong corporate earnings and solid consumer demand led to several indices posting four to five year highs. The disappointing U.S. retail sales and consumer price figures coupled with a bout of profit taking led to a somewhat exaggerated end of the quarter spike in fixed income markets. However, this was steadily erased by the continuation of the drift downward in bond prices as a subsequent succession of stronger than expected consumer confidence indicators led to increased expectations of a lengthening cycle of the U.S. Federal interest rate increases. The markets now seem comfortable with the new U. S. Federal Chairman, Bernanke, wherein there will be no major disruption and that the general philosophy behind the Federal Reserve’s approach will remain broadly unchanged.

The interest rate sector also posted profits for the Fund.   Gains were made in short end rates mid-quarter due to the on-going strength of the U.S. economy which led to a flattening of the yield curve. However, this was slightly tempered by an interesting retracement as disappointing consumer confidence and manufacturing activity numbers led to a fall in implied short term interest rates. Quarter ended with expectations of further European Central Bank rate hikes led to a twenty basis point decline in Euribor futures which proved to be the main profit driver in the interest rate sector.

The energy sector posted losses for the Fund.  Midway through the end of the quarter, once again, forced the sector into a period of increased volatility, as both military and terrorist activities in the key energy production areas led to rising energy prices.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for the sector.

The currency sector was the least profitable for the Fund. The currency market remained mostly directionless throughout the beginning of the quarter. Currencies were the main focus of attention in the latter half of the mid-quarter, as the market began to forecast on the end of the Bank of Japan’s policy of quantitative easing with optimism rising that this would be sooner rather than later.  The Japanese yen enjoyed strong buying support: as the U.S. dollar and Japanese yen moved down from an intra month high of 119.45 to close at 115.75. Financial markets were somewhat range bound at the end of the quarter with foreign exchange markets in particular enjoying a period of relative calm.

February 1, 2005 to March 31, 2005

The Fund posted a gain for the first quarter of 2005.  Profits were recorded in financials with commodities posting mixed returns.  The largest profits were recorded in equities which rallied as strong gains in oil and mining stocks dominated index returns.  Solid gains were posted in short-term rates against small losses in bonds as the yield curve finally steepened after Alan Greenspan, U.S. Federal Reserve Chairman, testified before Congress about the “conundrum” posed by the decline in forward rates.  Modest gains were made in currencies as the U.S. dollar continued to weaken over concerns about the huge U.S. current account deficit and worries that Asian central banks may slow purchases of U.S. assets.  U.S. dollar weakness helped support metal and energy prices, a sector in which the Fund experienced modest gains.  The strength in the U.S. dollar could also be attributed to a contrasting economic picture between the U.S. and Europe, highlighted by dovish European Central Bank  comments. Energy gains could also be attributed to continuing cold weather and the possibility that OPEC would cut production in March.  Modest losses were recorded in crops largely due to a short-covering rally in soybeans sparked by concern that drought will damage crops in South America.  Solid profits were recorded in bonds and interest rates sectors against small losses in currencies, as strong U.S. inflation and hawkish comments from the U.S. Federal Reserve sent rates and the U.S. dollar higher.  Modest profits were recorded in energies as crude prices remained positive for the month despite strong U.S. inventory data.  Equity returns were mixed despite U.S. stocks reaching their lowest level in two months as higher oil prices weighed on indexes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.    Controls and Procedures

Merrill Lynch Alternative Investments LLC, the Sponsor of ML Winton FuturesAccess LLC (the “Fund”), with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

Neither the Fund nor MLAI has ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLPF&S and all other Merrill Lynch entities involved in the operations of the Fund.  Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI or the Fund.

Item 2.            Changes in Securities and Use of Proceeds

(a)        None.

(b)       None.

(c)        None.

(d)       None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 5(a).       Recent Sales of Unregistered Securities:  Uses of Proceeds From Registered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-06	1,046,164	976,172	1.0717
Feb-06	1,277,248	1,158,081	1.1029
Mar-06	1,961,721	1,821,806	1.0768
Apr-06	2,173,080	1,953,506	1.1124

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-06	7,947,885	7,468,413	1.0642
Feb-06	6,445,056	5,889,661	1.0943
Mar-06	12,278,823	11,502,410	1.0675
Apr-06	15,943,877	14,470,754	1.1018

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-06	1,144,999	1,138,848	1.0054
Feb-06	—	—	1.0360
Mar-06	—	—	1.0310
Apr-06	1,209,000	1,153,736	1.0479

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-06	1,861,921	1,746,970	1.0658
Feb-06	1,743,000	1,588,589	1.0972
Mar-06	625,350	583,621	1.0715
Apr-06	1,426,386	1,288,166	1.1073

(1) Net Asset Value for all other purposes

Item 6.            Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months of fiscal 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Sponsor)

Date: May 15, 2006	By	/s/ ROBERT M. ALDERMAN
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2006

	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)