Form 10-Q
period 2006-06-30
ML Winton FuturesAccess LLC
filed 2006-08-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☒

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$221,527,987	$109,899,009
Net unrealized profit on open contracts	4,215,968	2,753,205
Cash	44,086	24,500
Prepaid expenses	171,973	—
Accrued interest	857,604	371,172

TOTAL ASSETS	$226,817,618	$113,047,886

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$86,811	$99,983
Management fee payable	375,084	186,436
Sponsor’s fee payable	341,490	177,891
Performance fee payable	1,041,022	—
Redemptions payable	963,873	252,301
Initial offering costs payable	197,105	224,507
Other payables	—	138,726

Total liabilities	3,005,385	1,079,844

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 and 19,470 Units issued and outstanding)	21,633	20,794
Members’ Interest (203,839,229 and 105,806,686 Units issued and outstanding)	223,790,600	111,947,248

Total members’ capital	223,812,233	111,968,042

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$226,817,618	$113,047,886

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the five
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005 (1)
TRADING PROFITS (LOSSES):

Realized	$260,424	$963,100	$3,781,031	$1,495,926
Change in unrealized	(1,730,160)	1,162,692	1,462,118	1,379,195
Brokerage commissions	(333,206)	(120,263)	(673,309)	(146,993)

Total trading profits (losses)	(1,802,942)	2,005,529	4,569,840	2,728,128

INVESTMENT INCOME:
Interest	2,318,170	169,273	3,695,659	196,221

EXPENSES:
Management fee	1,031,029	143,806	1,723,591	171,317
Sponsor’s fee	955,183	151,946	1,617,698	182,703
Performance fee	(159,452)	397,324	1,041,022	537,409
Other	267,809	34,001	344,242	51,072
Total expenses before reimbursement	2,094,569	727,077	4,726,553	942,501
Sponsor’s fee reimbursement	—	—	—	(5,965)

Total expenses	2,094,569	727,077	4,726,553	936,536

NET INVESTMENT INCOME (LOSS)	223,601	(557,804)	(1,030,894)	(740,315)

NET INCOME (LOSS)	$(1,579,341)	$1,447,725	$3,538,946	$1,987,813

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	22,583,910	2,961,157	20,128,954	1,855,038
Class C	110,177,538	19,470,062	93,137,776	11,745,987
Class D	25,369,863	1,277,379	18,136,653	638,690
Class I	23,827,306	2,715,963	22,370,850	1,535,290

Net income (loss) per weighted average Unit
Class A	$0.0007	$0.0605	$0.0377	$0.1398
Class C	$(0.0064)	$0.0544	$0.0253	$0.1260
Class D	$(0.0421)	$0.0380	$(0.0334)	$0.0759
Class I	$0.0075	$0.0595	$0.0462	$0.1306

(1) commencement of operations February 1, 2005

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and the five months ended June 30, 2005

(unaudited) (continued)

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2006

Class A	747,825	—	3,130,965	(15,750)	—	3,863,040	15,522,119	10,840,381	(1,158,674)	—	25,203,826
Class C	4,276,000	—	21,489,140	(397,634)	—	25,367,506	62,583,887	63,211,281	(4,515,296)	—	121,279,872
Class D	—	—	1,363,718	(5,700)	—	1,358,018	9,764,594	23,355,449	—	—	33,120,043
Class I	287,000	—	4,185,662	(277,572)	—	4,195,090	17,936,086	8,007,813	(1,708,411)	—	24,235,488

Total Members’ Units	5,310,825	—	30,169,485	(696,656)	—	34,783,654	105,806,686	105,414,924	(7,382,381)	—	203,839,229

Class A	—	—	9,713	—	—	9,713	9,713	—	—	—	9,713
Class C	—	—	9,757	—	—	9,757	9,757	—	—	—	9,757
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Units	—	—	19,470	—	—	19,470	19,470	—	—	—	19,470

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and the five months ended June 30, 2005

(unaudited) (continued)

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2006

Class A	$747,825	$(39,666)	$3,287,966	$(16,144)	$258,598	$4,238,579	$16,602,088	$12,109,747	$(1,320,030)	$757,543	$28,149,348
Class C	4,276,000	(165,575)	22,586,261	(421,910)	1,478,773	27,753,549	66,470,039	69,942,327	(4,973,611)	2,351,650	133,790,405
Class D	—	(22,125)	1,365,145	(5,473)	48,499	1,386,046	9,797,722	25,658,995	—	(605,064)	34,851,653
Class I	287,000	(45,079)	4,440,249	(305,718)	200,460	4,576,912	19,077,399	8,813,260	(1,925,443)	1,033,978	26,999,194

Total Members’ Interests	$5,310,825	$(272,445)	$31,679,621	$(749,245)	$1,986,330	$37,955,086	$111,947,248	$116,524,329	$(8,219,084)	$3,538,107	$223,790,600

Class A	$—	$—	$10,000	$—	$751	$10,751	$10,410	$—	$—	$450	$10,860
Class C	—	—	10,000	—	732	10,732	10,384	—	—	389	10,773
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$—	$—	$20,000	$—	$1,483	$21,483	$20,794	$—	$—	$839	$21,633

Total Members’ Capital	$5,310,825	$(272,445)	$31,699,621	$(749,245)	$1,987,813	$37,976,569	$111,968,042	$116,524,329	$(8,219,084)	$3,538,946	$223,812,233

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Winton FuturesAccess LLC (the “Fund”) as of June 30, 2006, and the results of its operations for the three and six months ended June 30, 2006 and for the three and five months ended June 30, 2005, respectively.  However, the operating results for the interim periods may not be indicative of the results for the full year. The Fund commenced trading activities on February 1, 2005.  Therefore, the Statements of Operations and Statements of Changes in Members’ Capital contain information only for the five month period ended June 30, 2005.

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

At June 30, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$28,189,832	$28,160,208	25,213,539	$1.1180	$1.1169
Class C	133,917,794	133,801,178	121,289,629	$1.1041	$1.1032
Class D	34,868,409	34,851,653	33,120,043	$1.0528	$1.0523
Class I	27,033,303	26,999,194	24,235,488	$1.1154	$1.1140
	$224,009,338	$223,812,233	203,858,699

At December 31, 2005 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$16,645,808	$16,612,498	15,531,832	$1.0717	$1.0696
Class C	66,613,723	66,480,423	62,593,644	$1.0642	$1.0621
Class D	9,817,367	9,797,722	9,764,594	$1.0054	$1.0034
Class I	19,115,651	19,077,399	17,936,086	$1.0658	$1.0636
	$112,192,549	$111,968,042	105,826,156

3.       FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on such derivative instruments as reflected in the Statement of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The Sponsor of the Fund, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Winton Capital Management Limited (“Winton”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Winton itself.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT (1)

(NON US GAAP)

Class A

	Jan.	Feb.	Mar.	Apr	May	Jun
2005	n/a	$1.0223	$1.0633	$1.0295	$1.0836	$1.1068
2006	$1.1029	$1.0768	$1.1124	$1.1783	$1.1326	$1.1180

Class C

	Jan.	Feb.	Mar.	Apr	May	Jun
2005	n/a	$1.0214	$1.0618	$1.0249	$1.0779	$1.1000
2006	$1.0943	$1.0675	$1.1018	$1.1659	$1.1191	$1.1041

Class D

	Jan.	Feb.	Mar.	Apr	May	Jun
2005	n/a	n/a	n/a	$0.9601	$1.0118	$1.0366
2006	$1.0360	$1.0131	$1.0479	$1.1113	$1.0646	$1.0528

Class I

	Jan.	Feb.	Mar.	Apr	May	Jun
2005	n/a	$1.0226	$1.0633	$1.0265	$1.0808	$1.1014
2006	$1.0972	$1.0715	$1.1073	$1.1732	$1.1283	$1.1154

(1) Represents Net Asset Value per unit for all other purposes as discussed in Note 2 to the Financial Statements.

Performance Summary

January 1, 2006 to June 30, 2006

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

April 1, 2006 to June 30, 2006

The Fund posted an overall loss with the metal and the energy sectors posting gains while the currency, interest rate, agricultural commodities and stock indices sectors posted losses.

The metals sector was the most profitable for the Fund. Large gains were posted in both the base and precious metal markets. As prices surged higher, there were some predictable bouts of profit taking, but the overall upward trend still remained strong. During mid-quarter there was an equity market sell-off and a continuing surge in base metal markets. Having reached local highs mid-quarter, global equity markets tumbled sharply. The prevailing mood in the markets turned negative during several trading sessions. This was led by the sudden pull back in base metals, with copper generating much of the momentum. Having rallied 23% in eight trading sessions, bouts of profit taking led to growing concern of price exuberance and copper proceeded to decline by around 12% in a week. This volatility unnerved many investors and fed through into the other metal markets. This coincided with a growing concern that the Federal Reserve would continue to raise short term rates, as inflationary fears mounted. As a result the equity positions suffered across all geographical sectors, wherein the long metals positions posted strong gains despite the price volatility. Precious metals were similarly active, with the gold contract for June delivery rallying 10% in the opening eight trading sessions, before declining below June’s open level and finally finishing flat. The recent increase in volatility in global financial markets led to risk reduction in portfolios across the board which brought a subsequent decline in market activity at quarter’s end.

The energy sector posted profits for the Fund.  The quarter began with strong performance in the energy markets as crude oil traded consistently above $70.00 and even briefly breached the $75.00 level. Mid-quarter financial markets endured a period of high volatility across all asset classes. Energies produced modest gains at quarter’s end as futures finished mostly higher on concern that peak gasoline demand during the holiday period will strain fuel supplies.

The currency sector was not profitable for the Fund. Currency positions posted small losses at the beginning of the quarter due to low volatility and range bound trading. The long awaited breaching of the 116 level in the U.S. dollar/Japanese yen led to some volatile price action as the Japanese yen began to strengthen, heading towards a 113 handle as speculators and domestic end-users repositioned themselves accordingly. There was a sharp sell-off seen in several emerging market currencies mid-quarter. Decline in market activity at the end of the quarter was due to recent increase in volatility in global financial markets which led to risk reduction in portfolios across the board.

The interest rate sector posted losses for the Fund.   Gains were recorded in the fixed income markets, as they continued to sell off at the beginning of the quarter. This was driven by the continued strength of the U.S. economy. A succession of solid economic data releases underpinned this price action. However, there was a change of tone with Federal Reserve Chairman Bernanke’s testimony to Congress leading to a strong bounce in the U.S. Treasury market, as his comments on the turning point of the rate cycle were taken to be more calm than expected.  Short end U.S. interest rates were pushed higher mid-quarter as traders became more hawkish.  However, in Europe there was more stability in rates as the front end of the yield curve held firm. Bond markets rallied as investors’ “flight to quality” took hold; although this was then counteracted by growing inflationary fears leading to a stalemate at the longer end of the curve. The recent increase in volatility in global financial markets led to risk reduction in portfolios across the board which brought a subsequent decline in market activity at quarter’s end. Returns for the month were largely driven by the FOMC decision, which delivered the anticipated 25 basis point increase in rates along with comments suggesting economic growth in the U.S. has been slowing.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for the sector.

The stock indices sector was the least profitable for the Fund. At the beginning of the quarter the sector posted profits for the Fund as the Far East indices were pushed higher driven by the inflow of new domestic investment linked with the beginning of the financial year. Having reached local highs mid-quarter, global equity markets tumbled sharply. The S&P and the DJ Eurostoxx futures posted month on month declines of 3.3% and 4.1%, respectively. The quarter ended with stocks rallying due to the Federal Reserve comments, than an end of the rate-hike cycle environment would lift the damper on growth.

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

A strong gain was posted for the currency sector.  At the beginning of the quarter, currency returns were mixed as the U.S. dollar remained in a tight range.  The currency returns continued to be mixed during the quarter as the U.S. dollar regained some of the ground it lost earlier in the year as strong U.S. economic data and France’s rejection of the European Union constitution supported the greenback.  The end of the quarter saw strong gains posted in currencies and equities, as the strength of the U.S. economy was once again the main driver behind financial markets.  The strength of the U.S. dollar, bolstered by a widening interest rate differential and continuing U.S. economic growth relative to Europe, proved positive for the Fund with profits coming from short positions in the Swiss franc and Japanese yen.  Elsewhere the Australian dollar provided solid gains.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-06	$1,046,164	976,172	$1.0717
Feb-06	1,277,248	1,158,081	1.1029
Mar-06	1,961,721	1,821,806	1.0768
Apr-06	2,173,079	1,953,506	1.1124
May-06	1,724,745	1,463,757	1.1783
Jun-06	3,926,790	3,467,059	1.1326
Jul-06	2,023,741	1,810,144	1.1180

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-06	$7,947,885	7,468,413	$1.0642
Feb-06	6,445,056	5,889,661	1.0943
Mar-06	12,278,823	11,502,410	1.0675
Apr-06	15,943,877	14,470,754	1.1018
May-06	15,010,468	12,874,576	1.1659
Jun-06	12,316,218	11,005,467	1.1191
Jul-06	14,248,833	12,905,383	1.1041

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-06	$1,144,999	1,138,848	$1.0054
Feb-06	—	—	1.0360
Mar-06	—	—	1.0310
Apr-06	1,209,000	1,153,736	1.0479
May-06	20,975,998	18,875,190	1.1113
Jun-06	2,328,998	2,187,675	1.0646
Jul-06	1,186,054	1,126,571	1.0528

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-06	$1,861,920	1,746,970	$1.0658
Feb-06	1,743,000	1,588,589	1.0972
Mar-06	625,350	583,621	1.0715
Apr-06	2,658,572	2,400,950	1.1073
May-06	527,944	450,003	1.1732
Jun-06	1,396,474	1,237,680	1.1283
Jul-06	2,702,747	2,423,119	1.1154

(1) Net Asset Value for all other purposes

Item 6.                                     Exhibits

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

ML WINTON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)