Form 10-Q
period 2006-09-30
ML Winton FuturesAccess LLC
filed 2006-11-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Princeton Corporate Campus
800 Scudders Mill Road -  Section 2H
Plainsboro, New Jersey 08536

 (Address of principal executive offices)

(Zip Code)

609-282-6091

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

Yes ☐  No ☒

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash	$259,082,419	$109,899,009
Net unrealized profit on open contracts	11,523,795	2,753,205
Cash	85,044	24,500
Accrued interest	1,087,264	371,172

TOTAL ASSETS	$271,778,522	$113,047,886

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$166,438	$99,983
Management fee payable	447,699	186,436
Sponsor’s fee payable	418,564	177,891
Performance fee payable	1,883,843	—
Redemptions payable	1,042,176	252,301
Initial offering costs payable	174,508	224,507
Other payables	42,576	138,726

Total liabilities	4,175,804	1,079,844

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 and 19,470 Units issued and outstanding)	22,084	20,794
Members’ Interest (238,408,107 and 105,806,686 Units issued and outstanding)	267,580,634	111,947,248

Total members’ capital	267,602,718	111,968,042

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$271,778,522	$113,047,886

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the eight
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005 (1)
TRADING PROFITS (LOSSES):

Realized	$(1,028,303)	$(3,459,076)	$2,752,728	$(1,963,150)
Change in unrealized	7,300,858	1,187,089	8,762,976	2,566,284
Brokerage commissions	(410,695)	(294,776)	(1,084,004)	(441,769)

Total trading profits (losses)	5,861,860	(2,566,763)	10,431,700	161,365

INVESTMENT INCOME:
Interest	3,188,961	487,660	6,884,620	683,881

EXPENSES:
Management fee	1,297,959	327,825	3,021,550	499,142
Sponsor’s fee	1,199,069	320,648	2,816,767	503,350
Performance fee	842,821	(493,628)	1,883,843	43,781
Other	327,199	47,653	671,441	98,725
Total expenses before reimbursement	3,667,048	202,498	8,393,601	1,144,998
Sponsor’s fee reimbursement	—	—	—	(5,964)

Total expenses	3,667,048	202,498	8,393,601	1,139,034

NET INVESTMENT INCOME (LOSS)	(478,087)	285,162	(1,508,981)	(455,153)

NET INCOME (LOSS)	$5,383,773	$(2,281,601)	$8,922,719	$(293,788)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	28,150,737	7,945,875	22,802,881	3,885,317
Class C	140,187,239	35,767,752	108,820,930	19,753,242
Class D	34,282,064	3,024,343	23,518,456	1,433,908
Class I	26,949,391	12,277,010	23,897,030	5,115,863

Net income (loss) per weighted average Unit
Class A	$0.0251	$(0.0307)	$0.0642	$0.0040
Class C	$0.0215	$(0.0307)	$0.0494	$0.0193
Class D	$0.0281	$(0.1430)	$0.0152	$(0.2678)
Class I	$0.0258	$(0.0413)	$0.0724	$(0.0599)

(1)             commencement of operations February 1, 2005

See notes to financial statements.

ML WINTON FUTUREACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2006 and the eight months ended September 30, 2005 (1)

(unaudited)

		Initial				Members’ Capital	Members’ Capital				Members’ Capital
	Initial Offering	Offering Costs	Subscriptions	Redemptions	Net Income	September 30, 2005	December 31, 2005	Subscriptions	Redemptions	Net Income	September 30, 2006

Class A	747,825	—	9,327,884	(67,924)	—	10,007,785	15,522,119	16,002,668	(2,002,843)	—	29,521,944
Class C	4,276,000	—	40,761,470	(1,734,069)	—	43,303,401	62,583,887	92,286,155	(7,869,594)	—	147,000,448
Class D	—	—	6,846,804	(247,755)	—	6,599,049	9,764,594	24,559,770	—	—	34,324,364
Class I	287,000	—	15,252,087	(423,524)	—	15,115,563	17,936,086	11,702,871	(2,077,606)	—	27,561,351

Total Members’ Units	5,310,825	—	72,188,245	(2,473,272)	—	75,025,798	105,806,686	144,551,464	(11,950,043)	—	238,408,107

Class A	—	—	9,713	—	—	9,713	9,713	—	—	—	9,713
Class C	—	—	9,757	—	—	9,757	9,757	—	—	—	9,757
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Units	—	—	19,470	—	—	19,470	19,470	—	—	—	19,470

(1)  commencement of operations February 1, 2005

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2006 and the eight months ended September 30, 2005 (1) (continued)

(unaudited)

		Initial			Net Income	Members’ Capital	Members’ Capital				Members’ Capital
	Initial Offering	Offering Costs	Subscriptions	Redemptions	(Loss)	September 30, 2005	December 31, 2005	Subscriptions	Redemptions	Net Income	September 30, 2006

Class A	$747,825	$(39,666)	$10,195,300	$(72,739)	$15,053	$10,845,773	$16,602,088	$17,928,641	$(2,282,397)	$1,463,149	$33,711,481
Class C	4,276,000	(165,575)	44,082,916	(1,872,934)	380,315	46,700,722	66,470,039	102,257,045	(8,740,901)	5,370,608	165,356,791
Class D	—	(22,125)	7,352,675	(269,797)	(384,021)	6,676,732	9,797,722	26,928,777	—	358,553	37,085,052
Class I	287,000	(45,079)	16,809,405	(473,344)	(306,250)	16,271,732	19,077,399	12,957,727	(2,336,935)	1,729,119	31,427,310

Total Members’ Interests	$5,310,825	$(272,445)	$78,440,296	$(2,688,814)	$(294,903)	$80,494,959	$111,947,248	$160,072,190	$(13,360,233)	$8,921,429	$267,580,634

Class A	$—	$—	$10,000	$—	$561	$10,561	$10,410	$—	$—	$691	$11,101
Class C	—	—	10,000	—	554	10,554	10,384	—	—	599	10,983
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—
Total Sponsor’s Interest	$—	$—	$20,000	$—	$1,115	$21,115	$20,794	$—	$—	$1,290	$22,084
Total Members’ Capital	$5,310,825	$(272,445)	$78,460,296	$(2,688,814)	$(293,788)	$80,516,074	$111,968,042	$160,072,190	$(13,360,233)	$8,922,719	$267,602,718

(1)             commencement of operations February 1, 2005

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Winton FuturesAccess LLC (the “Fund”) as of September 30, 2006, and the results of its operations for the three and nine months ended September 30, 2006 and for the three and eight months ended September 30, 2005.  However, the operating results for the interim periods may not be indicative of the results for the full year. The Fund commenced trading activities on February 1, 2005.  Therefore, the Statements of Operations and Statements of Changes in Members’ Capital contain information only for the eight month period ended September 30, 2005.

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

At September 30, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Shares	Purposes	Reporting
Class A	$33,749,373	$33,722,582	29,531,657	$1.1428	$1.1419
Class C	165,470,496	165,367,774	147,010,205	$1.1256	$1.1249
Class D	37,098,613	37,085,052	34,324,364	$1.0808	$1.0804
Class I	31,458,744	31,427,310	27,561,351	$1.1414	$1.1403
	$267,777,226	$267,602,718	238,427,577

At December 31, 2005 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Shares	Purposes	Reporting
Class A	$16,645,808	$16,612,498	15,531,832	$1.0717	$1.0696
Class C	66,613,723	66,480,423	62,593,644	$1.0642	$1.0621
Class D	9,817,367	9,797,722	9,764,594	$1.0054	$1.0034
Class I	19,115,651	19,077,399	17,936,086	$1.0658	$1.0636
	$112,192,549	$111,968,042	105,826,156

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

4.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The impact on the Fund financial statements, if any, is currently being assessed.

In September 2006, the Securities Exchange Commission (“SEC”) staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Fund has assessed the impact of SAB 108 on its financial statements and does not expect the impact of adoption to be material to its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the Financial Statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	$1.0223	$1.0633	$1.0295	$1.0836	$1.1068	$1.0828	$1.1560	$1.0872
2006	$1.1029	$1.0768	$1.1124	$1.1783	$1.1326	$1.1180	$1.1124	$1.1577	$1.1428

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	$1.0214	$1.0618	$1.0249	$1.0779	$1.1000	$1.0783	$1.1508	$1.0817
2006	$1.0943	$1.0675	$1.1018	$1.1659	$1.1191	$1.1041	$1.0975	$1.1413	$1.1256

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	n/a	n/a	$0.9601	$1.0118	$1.0366	$1.0202	$1.0920	$1.0150
2006	$1.0360	$1.0131	$1.0479	$1.1113	$1.0646	$1.0528	$1.0489	$1.0932	$1.0808

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	$1.0226	$1.0633	$1.0265	$1.0808	$1.1014	$1.0742	$1.1485	$1.0792
2006	$1.0972	$1.0715	$1.1073	$1.1732	$1.1283	$1.1154	$1.1100	$1.1558	$1.1414

Performance Summary

January 1, 2006 to September 30, 2006

January 1, 2006 to March 31, 2006

The Fund posted an overall profit with metals, stock indices and interest rates posting gains while energy, agriculture, currencies posted losses.

The metals sector was the most profitable for the Fund. Base metal prices were bolstered by continuing demand from China’s expanding economy and short covering just prior to the Chinese New Year. Both aluminum and zinc reached all time highs beginning of the quarter. Precious metals and energies endured a volatile period during the Iran/U.S./Europe nuclear standoff with gold reaching a 25 year high. The quarter ended with gold and silver continuing to surge upwards, with silver posting a 22 year high. This was driven by strong demand and anticipation of the launch of a new wave of instruments that will open up these markets to a wider audience of investors. Base metals were similarly well supported with several markets, including zinc and copper, trading at record highs.

The stock indices posted profits for the Fund. Higher equity and lower fixed income prices were largely a result of better than expected sentiment indicators and company earnings reports. Equity markets continued mid-quarter with their bullish run, with the European bourses leading the charge. A combination of strong corporate earnings and solid consumer demand led to several indices posting four to five year highs. The disappointing U.S. retail sales and consumer price figures coupled with a bout of profit taking led to a somewhat exaggerated end of the quarter spike in fixed income markets. However, this was steadily erased by the continuation of the drift downward in bond prices as a subsequent succession of stronger than expected consumer confidence indicators led to increased expectations of a lengthening cycle of the U.S. interest rate increases. The markets now seem comfortable with the new U.S. Federal Chairman, Bernanke, wherein there will be no major disruption and that the general philosophy behind the Federal Reserve’s approach will remain broadly unchanged.

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

The currency sector was the least profitable for the Fund. The currency market remained mostly directionless throughout the beginning of the quarter. Currencies were the main focus of attention in the latter half of the mid-quarter, as the market began to forecast on the end of the Bank of Japan’s policy of quantitative easing with optimism rising that this would be sooner rather than later.  The Japanese yen enjoyed strong buying support as the U.S. dollar and Japanese yen moved down from an intra month high of 119.45 to close at 115.75. Financial markets were somewhat range bound at the end of the quarter with foreign exchange markets in particular enjoying a period of relative calm.

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

The interest rate sector posted losses for the Fund.   Gains were recorded in the fixed income markets, as they continued to sell off at the beginning of the quarter. This was driven by the continued strength of the U.S. economy. A succession of solid economic data releases underpinned this price action. However, there was a change of tone with U.S. Federal Reserve Chairman Bernanke’s testimony to Congress leading to a strong bounce in the U.S. Treasury market, as his comments on the turning point of the rate cycle were taken to be more calm than expected.  Short end U.S. interest rates were pushed higher mid-quarter as traders became more hawkish.  However, in Europe there was more stability in rates as the front end of the yield curve held firm. Bond markets rallied as a flight to quality by investors took hold; although this was then counteracted by growing inflationary fears leading to a stalemate at the longer end of the curve. The recent increase in volatility in global financial markets led to risk reduction in portfolios across the board which brought a subsequent decline in market activity at quarter’s end. Returns for the month were largely driven by the Federal Open Market Committee decision, which delivered the anticipated 25 basis point increase in rates along with comments suggesting economic growth in the U.S. has been slowing.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for the sector.

The stock indices sector was the least profitable for the Fund. At the beginning of the quarter the sector posted profits for the Fund as the Far East indices were pushed higher driven by the inflow of new domestic investment linked with the beginning of the financial year. Having reached local highs mid-quarter, global equity markets tumbled sharply. The S&P and the DJ Eurostoxx futures posted month on month declines of 3.3% and 4.1%, respectively. The quarter ended with stocks rallying due to the U.S. Federal Reserve comments, than an end of the rate-hike cycle environment would lift the damper on growth.

July 1, 2006 to September 30, 2006

The Fund posted an overall gain with interest rates, currencies, metals and stock indices sectors posting gains while agriculture and energy sectors posted losses.

The interest rate sector was the most profitable for the Fund. U.S. Federal Reserve Chairman Bernanke’s two day meeting with the Senate banking committee and his overall tone was read as dovish by the markets as expectations of further rate hikes receded. This increase in the uncertainty forced many market participants to reduce positions and wait for the dust to settle before re-entering the market. Gains were posted mid-quarter as weaker than forecast U.S. inflation and housing numbers fueled speculation that the U.S. Federal Reserve will leave rates on hold this year. The growing perception that the interest rate cycle has turned in the U.S. was the dominant theme as the quarter ended. This was driven by the slowing U.S. housing market and the ensuing drag on consumer spending.

The currency sector posted profits for the Fund. The British pound gained strongly against the U.S. dollar. In contrast to the U.S., the U.K. economy continued to post strong growth numbers with retail sales coming in stronger than expected. Currencies were the strongest performing sector mid-quarter due to market expectations for European interest rate rises and poor economic data from Japan. Weak Japanese industrial production and lower retail sales data also assisted the strong gains in fixed income as Japanese bonds surged. Fixed income returns were further bolstered as U.S. and European bonds moved higher. Currency markets were tentatively range bound at quarter’s end. The continuing strength of the British pound has led to some questioning of its current levels.

The metals sector posted profits for the Fund. Base metals continued to exhibit significant short term price swings at the beginning of the quarter as trading volumes weakened. Gains were posted mid-quarter as nickel prices reached their highest level in 19 years on speculation that global inventories will be eroded by rising demand from makers of stainless steel. Precious metals declined across the board at quarter’s end with gold down 5% and silver falling 12%.

The stock indices also posted profits for the Fund. Global markets traded in a relatively low volume environment at the beginning of the quarter. Short term price volatility continued to create periods of intense activity but on the whole, most traders seemed content to sit on the sidelines leaving little risk in the market. Profits were posted mid through the end of the quarter.

The agricultural sector posted losses for the Fund. The agricultural market was directionless which attributed to the difficult trading environment resulting in the Fund posting losses for the sector.

The energy sector was the least profitable for the Fund. Losses were posted throughout the quarter. Prices fell mid quarter due to the news that British Petroleum would drop plans to shut the largest U.S. oil field. A combination of factors, including the calming of the situation in the Middle East and growing levels of inventories, led to a strong decline in the price of oil at quarter’s end. This briefly led to crude trading below the $60 level for the first time since March of 2006.

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

The biggest gain for the quarter was posted in the interest rate sector.  Profits were recorded in bonds against losses in stocks as a raft of weak U.S. economic data and disappointing earnings reports sent world equities lower.  The sell off in stocks sparked a flight to quality into bonds and a short covering rally in interest rates; producing the flattest U.S. Treasury yield curve in four years.  Mid-quarter, solid gains were once again recorded in equities and bonds.  Financial futures moved higher as solid U.S. employment and retail sales data confirmed continued growth in the U.S. while stable inflation data and lower oil prices soothed concerns about the pace of Federal rate hikes ahead.  Following a stellar May, bonds posted a small increase after a volatile month in June.  Profits came from trading in the Euro, balanced by losses in U.S. Treasuries, and in particular short end Eurodollars, as sustained Federal Reserve tightening proved more likely by the day.

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

The energy sector posted the largest gains for the quarter.  Steady returns mid-quarter driven by the spike in energy prices caused by Hurricane Katrina and the impact on United States energy production and distribution.  As concerns over supply shortages subsided, a sell-off in the energy markets detracted from performance but not enough to offset gains posted earlier in the quarter.

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

The interest rate sector posted the largest losses for the Fund during the quarter.  Fixed income positions suffered as the markets slid on the back of comments from Federal Reserve Chairman Greenspan on the continued robustness of the U.S. economy, and the perceived reduction in future demand from China as they are now free to invest in other currencies and not simply invest in U.S. Treasuries.  The after effects of the U.S. hurricane season continued to plague the markets later in the quarter. The initial feeling that the Federal Reserve would react to the inevitable impact on the U.S. economy by holding interest rates steady proved mistaken.  As a result, the sell-off in the U.S. Treasuries dragged bond markets down across the globe.  Short term interest rate futures came under similar pressure, as the continued high level of oil prices and other input prices continued to add weight to inflationary fears in the U.S.

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

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-06	$1,046,164	976,172	$1.0717
Feb-06	1,277,248	1,158,081	1.1029
Mar-06	1,961,721	1,821,806	1.0768
Apr-06	2,173,079	1,953,506	1.1124
May-06	1,724,745	1,463,757	1.1783
Jun-06	3,926,790	3,467,059	1.1326
Jul-06	2,023,741	1,810,144	1.1180
Aug-06	2,102,588	1,890,137	1.1124
Sep-06	1,692,565	1,462,006	1.1577
Oct-06	1,995,802	1,746,414	1.1428

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-06	$7,947,885	7,468,413	$1.0642
Feb-06	6,445,056	5,889,661	1.0943
Mar-06	12,278,823	11,502,410	1.0675
Apr-06	15,943,877	14,470,754	1.1018
May-06	15,010,468	12,874,576	1.1659
Jun-06	12,316,218	11,005,467	1.1191
Jul-06	14,248,833	12,905,383	1.1041
Aug-06	9,731,053	8,866,563	1.0975
Sep-06	8,334,832	7,302,928	1.1413
Oct-06	9,316,125	8,276,586	1.1256

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-06	$1,144,999	1,138,848	$1.0054
Feb-06	—	—	1.0360
Mar-06	—	—	1.0131
Apr-06	1,209,000	1,153,736	1.0479
May-06	20,975,996	18,875,190	1.1113
Jun-06	2,328,998	2,187,675	1.0646
Jul-06	1,186,054	1,126,571	1.0528
Aug-06	30,000	28,601	1.0489
Sep-06	53,730	49,149	1.0932
Oct-06	—	—	1.0808

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-06	$1,861,920	1,746,970	$1.0658
Feb-06	1,743,000	1,588,589	1.0972
Mar-06	625,350	583,621	1.0715
Apr-06	2,658,572	2,400,950	1.1073
May-06	527,944	450,003	1.1732
Jun-06	1,396,474	1,237,680	1.1283
Jul-06	2,702,747	2,423,119	1.1154
Aug-06	687,998	619,818	1.1100
Sep-06	753,722	652,121	1.1558
Oct-06	2,222,420	1,947,100	1.1414

(1)  Net Asset Value for all other purposes

Item 6.            Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC
.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2006
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)