Form 10-K
period 2006-12-31
ML Winton FuturesAccess LLC
filed 2007-03-30
CIK 1309136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

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
Princeton Corporate Campus
800 Scudders Mill Road — Section 2-G
Plainsboro, New Jersey 08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6091

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
	Yes ☐	No ☒

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

As of January 31, 2007 units of limited liability company interest with an aggregate value of $358,990,150 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2006 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2006, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

ML WINTON FUTURESACCESS LLC

ANNUAL REPORT FOR 2006 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the manager of the Fund.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

As of December 31, 2006, the capitalization of the Fund was $323,202,651 and the Net Asset Value per Unit for all other purposes, $1.2084 for Class A, $1.1864 for Class C, $1.1463 for Class D and $1.2079 for Class I. The capitalization and Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $323,050,144 and $1.2076 for Class A, $1.1859 for Class C, $1.1460 for Class D and $1.2069 for Class I.

The highest month-end Net Asset Value per Unit for all other purposes for Class A since Winton began trading the Fund was $1.2084 (December 31, 2006) and the lowest was $1.0223 (February 28, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class C since Winton began trading the Fund was $1.1864 (December 31, 2006) and the lowest was  $1.0214 (February 28, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class I since Winton began trading the Fund was $1.2079 (December 31, 2006) and the lowest was $1.0226 (February 28, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since Winton began trading the Fund was $1.1463 (December 31, 2006) and the lowest was $0.9601 (April 30, 2005).

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

The Fund has entered into an advisory agreement with Winton whereby Winton trades the Fund’s assets through a managed account using The Winton Diversified Program.  In The Winton Diversified Program, Winton applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX, and Nikkei 225), currencies and their cross rates, and minor currency markets.

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

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

MLPF&S credits the Fund, as of the end of each month, with interest at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates but not less than 75% of such prevailing rate on the average daily U.S. dollar Available Assets.  The Fund is credited with interest on any of its assets and net gains actually held by MLPF&S non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of interest, which Merrill Lynch pays to the Fund, from possession of such assets.

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund’s U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Fund and the fee paid to the offset banks — from the offset accounts have not exceeded 0.75% per annum of the Fund’s average daily U.S. dollar Cash Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLPF&S and MLAI, respectively.

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

Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2006 and the period February 1, 2005 (Commencement of Operations) to December 31, 2005.

	2006		2005
Charges	Dollar Amount	% of Average Month-End Net Assets(2)	Dollar Amount	% of Average Month-End Net Assets(2)
Other Expenses	$996,583	0.46%	$166,414	0.33%
Sponsor fees (1)	4,248,731	1.96%	984,705	1.94%
Management fees	4,555,234	2.11%	1,021,481	2.01%
Performance fees	5,417,903	2.51%	—	0.00%
Total	$15,218,451	7.04%	$2,172,600	4.28%

(1) net of reimbursement of $5,965 in 2005

(2) for all other purposes

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

 The Fund’s average month-end Net Assets Value for all other purposes during 2006 and 2005 equaled $216,130,543 and $50,868,505, respectively.

During 2006, the Fund earned $10,650,742  in interest income, or approximately 4.93% of the Fund’s average month-end Net Assets Value for all other purposes.  During 2005, the Fund earned $1,641,584 in interest income, or approximately 3.23% of the Fund’s average month-end Net Asset Value for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2006 and 2005, the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $9.82 and $9.34, respectively.

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

MLAI and MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads	Bid—ask spreads on forwards and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Winton	Annual performance fees	20% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year.

Winton	Management Fees	A flat rate monthly charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate).

Others	Operating expenses of the Fund including audit, legal and tax services.	Actual payments to third parties.

MLAI; Others	Ongoing Offering Costs reimbursed	Actual costs incurred.

Regulation

MLAI, Winton and MLPF&S are each subject to regulation by the CFTC and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

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

Forward Trading

The Fund will trade currencies in the forward market in addition to in the futures markets.  The forward markets are over-the-counter, not exchange, markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s administrative offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

There have been no administrative, civil or criminal actions, whether pending or concluded, against MLAI or Merrill Lynch or any of its individual principals during the past five years which would be considered “material” as that term is defined in Section 4.24(l)(2) of the Regulations of the CFTC, except as described below.

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. & Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (the “SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (the “NASD”) and the New York Stock Exchange (the “NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

In March 2006, MLPF&S entered into a settlement with the SEC arising from an investigation related to MLPF&S’ retention and production of e-mail.  The SEC found that MLPF&S willfully violated Section 17(a) of the Exchange Act, and Rules 17a-4(b)(4) and 17a-4(j) thereunder.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, entered into an undertaking regarding its policies and procedures and agreed to pay a civil penalty $2,500,000.

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

(b)           Holders:

As of December 31, 2006, there were 5,263 holders of Units including MLAI.

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

CLASS A				CLASS D
	Subscription				Subscription
	Amount	Units	NAV (1)		Amount	Units	NAV (1)
Jan-06	$1,046,164	976,172	$1.0717	Jan-06	$1,144,999	1,138,848	$1.0054
Feb-06	1,277,248	1,158,081	1.1029	Feb-06	—	—	1.0360
Mar-06	1,961,721	1,821,806	1.0768	Mar-06	—	—	1.0131
Apr-06	2,173,079	1,953,506	1.1124	Apr-06	1,209,000	1,153,736	1.0479
May-06	1,724,745	1,463,757	1.1783	May-06	20,975,998	18,875,190	1.1113
Jun-06	3,926,790	3,467,059	1.1326	Jun-06	2,328,998	2,187,675	1.0646
Jul-06	2,023,741	1,810,144	1.1180	Jul-06	1,186,054	1,126,571	1.0528
Aug-06	2,102,588	1,890,137	1.1124	Aug-06	30,000	28,601	1.0489
Sep-06	1,692,565	1,462,006	1.1577	Sep-06	53,730	49,149	1.0932
Oct-06	1,995,802	1,746,414	1.1428	Oct-06	—	—	1.0808
Nov-06	662,983	573,267	1.1565	Nov-06	3,114,424	2,842,925	1.0955
Dec-06	1,655,528	1,394,834	1.1869	Dec-06	3,935,998	3,497,111	1.1255
Jan-07	2,290,381	1,895,383	1.2084	Jan-07	9,405,997	8,205,528	1.1463
Feb-07	2,224,923	1,768,057	1.2584	Feb-07	6,637,997	5,553,880	1.1952

CLASS C				CLASS I
	Subscription				Subscription
	Amount	Units	NAV (1)		Amount	Units	NAV (1)
Jan-06	$7,947,885	7,468,413	$1.0642	Jan-06	$1,861,921	1,746,970	$1.0658
Feb-06	6,445,056	5,889,661	1.0943	Feb-06	1,743,000	1,588,589	1.0972
Mar-06	12,278,823	11,502,410	1.0675	Mar-06	625,350	583,621	1.0715
Apr-06	15,943,877	14,470,754	1.1018	Apr-06	2,658,572	2,400,950	1.1073
May-06	15,010,468	12,874,576	1.1659	May-06	527,944	450,003	1.1732
Jun-06	12,316,218	11,005,467	1.1191	Jun-06	1,396,474	1,237,680	1.1283
Jul-06	14,248,833	12,905,383	1.1041	Jul-06	2,702,747	2,423,119	1.1154
Aug-06	9,731,053	8,866,563	1.0975	Aug-06	687,998	619,818	1.1100
Sep-06	8,334,832	7,302,928	1.1413	Sep-06	753,722	652,121	1.1558
Oct-06	9,316,125	8,276,586	1.1256	Oct-06	2,222,420	1,947,100	1.1414
Nov-06	9,147,208	8,037,262	1.1381	Nov-06	94,080	81,434	1.1553
Dec-06	13,035,073	11,171,643	1.1668	Dec-06	1,828,993	1,541,893	1.1862
Jan-07	8,061,043	6,794,541	1.1864	Jan-07	2,703,690	2,238,339	1.2079
Feb-07	8,228,913	6,665,786	1.2345	Feb-07	1,646,996	1,308,906	1.2583

(1) Net Asset Value for all other purposes

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the year ended December 31, 2006	For the period February 1, 2005(1) to December 31, 2005

Trading profit (loss)
Realized	$22,914,555	$(3,305,781)
Change in Unrealized	8,672,148	2,753,205
Brokerage Commissions	(1,603,878)	(824,294)
Total trading profit (loss)	$29,982,825	$(1,376,870)

INVESTMENT INCOME:
Interest	10,650,742	1,641,584

EXPENSES:
Management Fees	4,555,234	1,021,481
Performance Fees	5,417,903	—
Sponsor Fees	4,248,731	990,670
Other	996,583	166,414
Total Expenses before reimbursement	15,218,451	2,178,565
Sponsor Fee Reimbursement	—	(5,965)
Total Expenses	15,218,451	2,172,600

NET INVESTMENT LOSS	(4,567,709)	(531,016)

NET INCOME (LOSS)	$25,415,116	$(1,907,886)

(1) commencement of operations

Balance Sheet Data	December 31, 2006	December 31, 2005

Members’ Capital	$323,050,144	$111,968,042
Net Asset Value per Class A Unit	1.2076	1.0696
Net Asset Value per Class C Unit	1.1859	1.0621
Net Asset Value per Class D Unit	1.1460	1.0034
Net Asset Value per Class I Unit	1.2069	1.0636

For financial reporting purposes in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months. Consequently, as of December 31, 2006 and 2005, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2006

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$38,735,519	$38,711,475	32,056,199	$1.2084	$1.2076
Class C	202,316,205	202,227,228	170,529,199	$1.1864	$1.1859
Class D	44,963,275	44,952,646	39,225,345	$1.1463	$1.1460
Class I	37,187,652	37,158,795	30,787,362	$1.2079	$1.2069
	$323,202,651	$323,050,144	272,598,105

December 31, 2005

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$16,645,808	$16,612,498	15,531,832	$1.0717	$1.0696
Class C	$66,613,723	$66,480,423	62,593,644	$1.0642	$1.0621
Class D	$9,817,367	$9,797,722	9,764,594	$1.0054	$1.0034
Class I	$19,115,651	$19,077,399	17,936,086	$1.0658	$1.0636
	$112,192,549	$111,968,042	105,826,156

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0223	$1.0633	$1.0295	$1.0836	$1.1068	$1.0828	$1.1560	$1.0872	$1.0553	$1.1191	$1.0717

2006	$1.1029	$1.0768	$1.1124	$1.1783	$1.1326	$1.1180	$1.1124	$1.1577	$1.1428	$1.1565	$1.1869	$1.2084

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0214	$1.0618	$1.0249	$1.0779	$1.1000	$1.0783	$1.1508	$1.0817	$1.0490	$1.1115	$1.0642

2006	$1.0943	$1.0675	$1.1018	$1.1659	$1.1191	$1.1041	$1.0975	$1.1413	$1.1256	$1.1381	$1.1668	$1.1864

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9601	$1.0118	$1.0366	$1.0202	$1.0920	$1.0150	$0.9862	$1.0471	$1.0054

2006	$1.0360	$1.0131	$1.0479	$1.1113	$1.0646	$1.0528	$1.0489	$1.0932	$1.0808	$1.0955	$1.1255	$1.1463

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0226	$1.0633	$1.0265	$1.0808	$1.1014	$1.0742	$1.1485	$1.0792	$1.0478	$1.1115	$1.0658

2006	$1.0972	$1.0715	$1.1073	$1.1732	$1.1283	$1.1154	$1.1100	$1.1558	$1.1414	$1.1553	$1.1862	$1.2079

Pursuant to CFTC policy, monthly performance is presented from February 1, 2005 (commencement of operations).

ML WINTON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $39,363,434

Current Capitalization:   $38,735,519

Worst Monthly Drawdown(2):  (5.95)% (September 2005)

Worst Peak-to-Valley Drawdown(3):  (8.72)%  (September-October 2005)

Net Asset Value per Unit Class A, December 31, 2006:  $1.2084

Monthly Rates of Return (4)

Month	2006	2005
January	2.91%	—
February	(2.37)	2.23%
March	3.31	4.01
April	5.92	(3.18)
May	(3.88)	5.25
June	(1.29)	2.14
July	(0.50)	(2.16)
August	4.07	6.76
September	(1.29)	(5.95)
October	1.20	(2.94)
November	2.63	6.04
December	1.81	(4.23)
Compound Annual Rate of Return	12.76%	7.17%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on GAAP is 20.76%.

ML WINTON FUTURESACCESS LLC
(CLASS C UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $204,051,738

Current Capitalization:   $202,316,205

Worst Monthly Drawdown(2):  (6.01)% (September 2005)

Worst Peak-to-Valley Drawdown(3):  (8.85)%  (September-October 2005)

Net Asset Value per Unit Class C, December 31, 2006:  $1.1864

Monthly Rates of Return (4)

Month	2006	2005
January	2.83%	—
February	(2.45)	2.14%
March	3.21	3.95
April	5.82	(3.47)
May	(4.01)	5.17
June	(1.34)	2.05
July	(0.60)	(1.97)
August	3.99	6.73
September	(1.38)	(6.01)
October	1.11	(3.02)
November	2.52	5.96
December	1.68	(4.25)
Compound Annual Rate of Return	11.48%	6.42%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on GAAP is 18.59%.

ML WINTON FUTURESACCESS LLC
(CLASS D UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $46,331,876

Current Capitalization:   $44,963,275

Worst Monthly Drawdown(2):  (7.06)% (September 2005)

Worst Peak-to-Valley Drawdown(3):  (9.70)%  (September-October 2005)

Net Asset Value per Unit Class D, December 31, 2006:  $1.1463

Monthly Rates of Return (4)

Month	2006	2005
January	3.04%	—
February	(2.21)	—
March	3.44	—
April	6.05	(3.99)%
May	(4.20)	5.38
June	(1.11)	2.45
July	(0.37)	(1.57)
August	4.22	7.04
September	(1.13)	(7.06)
October	1.36	(2.84)
November	2.74	6.18
December	1.85	(3.98)
Compound Annual Rate of Return	14.01%	0.54%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on GAAP is 14.60%.

ML WINTON FUTURESACCESS LLC
(CLASS I UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $37,247,206

Current Capitalization:   $37,187,652

Worst Monthly Drawdown(2):  (6.04)% (September 2005)

Worst Peak-to-Valley Drawdown(3):  (8.76)%  (September-October 2005)

Net Asset Value per Unit Class I, December 31, 2006:  $1.2079

Monthly Rates of Return (4)

Month	2006	2005
January	2.95%	—
February	(2.34)	2.26%
March	3.34	3.98
April	5.95	(3.46)
May	(3.83)	5.29
June	(1.14)	1.90
July	(0.48)	(2.47)
August	4.13	6.92
September	(1.25)	(6.04)
October	1.22	(2.90)
November	2.67	6.08
December	1.83	(4.12)
Compound Annual Rate of Return	13.33%	6.58%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on GAAP is 20.69%

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Fund is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

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

Total Trading
December 31, 2006	Profit (Loss)

Stock Indices	$21,154,405
Currencies	16,389,622
Metals	12,195,775
Agricultural Commodities	(4,398,858)
Energy	(4,946,763)
Interest Rates	(10,337,684)
Total	30,056,497
Change in Brokerage Commission Payable	(73,672)
$29,982,825

The Fund posted gains for the year with stock indices, currencies and the metal sectors posting gains while agricultural commodities, energy and interest rate sectors posted losses.

Stock indices were the most profitable for the Fund. The year began with higher equity and lower fixed income prices due to better than expected sentiment indicators and company earnings reports. Equity markets continued through the first quarter with their bullish run, with the European bourses leading the charge. A combination of strong corporate earnings and solid consumer demand led to several indices posting four to five year highs. The disappointing U.S. retail sales and consumer price figures coupled with a bout of profit taking led to a somewhat exaggerated spike in fixed income markets. However, this was steadily erased by the continuation of the drift down in bond prices as a subsequent succession of stronger than expected consumer confidence indicators which led to increased expectations of a lengthening cycle of the U.S. Federal interest rate rises. Mid-year Far East indices were pushed higher driven by the inflow of new domestic investment linked with the beginning of the financial year. Having reached local highs, global equity markets tumbled sharply and stocks rallied due to the U.S. Federal Reserve comments, that an end of the rate-hike cycle environment would lift the damper on growth.   Global markets traded in a relatively low volume environment towards the end of the year with short term price volatility continuing to create periods of intense activity. The year ended with significant gains produced in the equity sector primarily due to intra month volatility. Despite the strong October, rally in stock, the main indices were able to hold onto these gains as investors continued to support the market after periods of falling prices, which led to short term volatility which was exacerbated by the serious weakening in the U.S. dollar.

The currency sector posted profits for the Fund. Currencies remained mostly without direction throughout the beginning of the year as financial markets were somewhat range bound with foreign exchange markets in particular enjoying a period of relative calm. The long awaited breaching of the 116 level in the U.S. dollar/Japanese yen led to some volatile price action mid-year as the Japanese yen began to strengthen, heading towards a 113 handle as speculators and domestic end-users repositioned themselves accordingly.  There was also a sharp sell-off seen in several emerging market currencies as the market activity declined due to recent increase in volatility in global financial markets which led to risk reduction in portfolios across the board. The weakening Japanese industrial production and lower retail sales data also assisted the strong gains in fixed income as Japanese bonds surged. Fixed income returns were further bolstered as U.S. and European bonds moved higher. The ongoing backdrop of the Chinese stance towards its currency bands came to the forefront which led to some short term volatility in the Japanese yen valuations. Currency markets dominated activity the end of the year, as the U.S. dollar came under significant pressure. A steady flow of disappointing economic data led to concerns over a U.S. economic slowdown, and the prospects of a further US. Federal rate hike became more remote. Foreign exchange volatility increased with the euro leading the charge against the U.S. dollar the resulting market reaction was to push the euro to a 20 month high, while the British sterling rose to its highest level against the U.S. dollar for more than 14 years.

The metals sector also posted profits for the Fund. Base metal prices were bolstered by continuing demand from China’s expanding economy and short covering ahead of the Chinese New Year. Both aluminum and zinc reached all time highs beginning of the year as precious metals and energies endured a volatile period on the Iran/U.S./Europe “nuclear standoff”, with gold reaching a 25 year high and silver continuing to surge upwards posting a 22 year high. Large gains continued to be posted mid-year in both the base and precious metal markets. As prices surged higher, there were some predictable bouts of profit taking, but the overall upward trend still remained strong. Headline grabbing moves was the equity market sell-off and the continued surge in base metal markets. However, the prevailing mood in the markets turned negative during several trading sessions. This was led by the sudden pull back in base metals, with copper generating much of the momentum. Having rallied 23% in eight trading sessions, bouts of profit taking led to growing concern of price exuberance and copper proceeded to decline by around 12% in a week. This volatility unnerved many investors and affected other metal markets.  This coincided with a growing concern that the U.S. Federal Reserve would continue to raise short term rates, as inflationary fears mounted. As a result, the equity positions suffered across all geographical sectors, wherein the long metals positions posted strong gains despite the intra month price volatility. Base metals continued to exhibit significant short term price swings at the end of the year as trading volumes weakened. Gains were posted as nickel prices reached their highest level in 19 years on speculation that global inventories will be eroded by rising demand from makers of stainless steel and precious metals declined across the board with gold down 5% and silver falling 12%. The year ended with base metals taking a backseat with the high volatility seen in recent months replaced by a steadier gradual increase in prices, while gold and silver reported strong increases of 6% and 13% respectively as the weak U.S. dollar contributed to higher prices in these generally safe commodities.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for the sector.

The energy sector posted losses for the Fund.  The beginning of the year the energy sector endured a very volatile period partly resulting from the Iran/U.S./Europe “nuclear standoff”.  This also forced the sector into a period of increased volatility, as both military and terrorist activities in the key energy production areas led to rising energy prices.   Prices fell at the end of the year due to the news that British Petroleum would drop plans to shut the largest U.S. oil field and also tropical storm Ernesto veered away from the Gulf of Mexico. A combination of factors, including the calming of the situation in the Middle East and growing levels of inventories, led to a strong decline in the price of oil trading below the $60 level for the first time since March of 2006. The year ended with a slide in energy prices, with crude oil down 5.3% and heating oil down 12.1%.

The interest rate sector was the least profitable for the Fund.   Gains were made in short end rates the beginning of the year due to the on-going strength of the U.S. economy which led to a flattening of the yield curve.  Expectations of further European Central Bank rate hikes led to a twenty basis point decline in Euribor futures which proved to be the main profit driver in the interest rate sector. Gains were also recorded in the fixed income markets, as they continued to sell off during mid-year which was driven by the continued strength of the U.S. economy. A succession of solid economic data releases underpinned this price action and short end U.S. interest rates were pushed higher as traders became more hawkish.  However, in Europe there was more stability in rates as the front end of the yield curve held firm. Bond markets rallied as investors’ “flight to quality” took hold; although this was then counteracted by growing inflationary fears leading to a stalemate at the longer end of the curve.  Negative returns for the fourth quarter were largely driven by the Federal Open Market Committee decision, which delivered the anticipated 25 basis point increase in rates along with dovish comments, suggesting economic growth in the U.S. has been slowing.  The Fund returned all profits in the sector during the month of December amid uncertain market conditions.  This increase in the uncertainty forced many market participants to reduce positions and wait for the dust to settle before re-entering the market. The year ended as the growing perception that the interest rate cycle has turned in the U.S. was the dominant theme as the year ended which was driven by the slowing U.S. housing market and the ensuing drag on consumer spending.

Total Trading
December 31, 2005	Profit (Loss)

Stock Indices	$6,626,049
Metals	3,780,680
Energy	523,963
Currencies	(796,614)
Agricultural Commodities	(860,741)
Interest Rates	(10,550,224)
Total	(1,276,887)
Brokerage Commission Payable	(99,983)
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

Metals posted the second highest profit for the Fund.  Profits spiraled downwards at the end of the first quarter, and continued through the entire second quarter. The third quarter had a relatively flat performance. However, the fourth quarter posted profits for the Fund. The year ended with metal continuing to push higher, in both base and precious metals.

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

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Fund’s trading activities and interest income.

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

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits Winton to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the year ended December 31, 2006 and the period from February 1, 2005 (commencement of operations) to December 31, 2005, the Fund’s average month-end Net Asset Value for all other purposes was $216,130,543 and 50,868,505, respectively.

	December 31, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$80,441	0.04%	$262,245	$2,118
Currencies	2,180,871	1.01%	8,969,404	32,379
Energy	671,754	0.31%	3,771,376	9,055
Interest Rates	19,618,981	9.08%	37,250,755	13,933,126
Metals	718,300	0.33%	3,352,891	64,439
Stock Indices	3,843,524	1.78%	23,632,244	186,815
F/X	3,584	0.00%	10,877	300

TOTAL	$27,117,455	12.55%	$77,249,792	$14,228,232

	December 31, 2005
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Interest Rates	$6,090,265	11.97%	$13,852,524	$730,779
Stock Indices	1,258,388	2.47%	8,467,594	81,532
Currencies	706,141	1.39%	3,313,928	87,272
Metals	286,660	0.56%	2,048,731	5,313
Energy	254,111	0.50%	1,676,671	15,251
Agricultural Commodities	12,772	0.03%	41,666	650

TOTAL	$8,608,337	16.92%	$29,401,114	$920,797

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the  manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLAI and Winton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2006, by market sector.

Interest Rates.

Interest rate risk is the principal market exposure of the Fund.  Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies.

The Fund trades in a number of currencies. However, the Fund's major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/Swiss franc positions. The Fund does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.

The Fund's primary equity exposure is to S&P, Japanese Nikkei, and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals.

The Fund's metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities.

The Fund's primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton and coffee accounted for the substantial bulk of the Fund's agricultural commodities exposure as of December 31, 2006. However, it is anticipated that Winton will maintain an emphasis on cotton, grains and coffee.

Energy.

The Fund's primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2006.

Foreign Currency Balances.

The Fund's primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance.

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund's market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Winton has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of ongoing process of monitoring Winton with the market risk controls being applied by Winton itself.

Risk Management

Winton attempts to control risk in all Winton’s of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  Winton double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, Winton seeks to control overall risk as well as the risk of any one position, and Winton trades only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  Winton factors the point of exit into the decision to enter (stop loss).  The size of Winton's positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

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

Adjustments in position size in relation to account equity have been and continue to be an integral part of Winton's investment strategy.  At its discretion, Winton may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.  Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

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

Item 8: Financial Statements and Supplementary Data

Net Income by Quarter (unaudited)

Eight Quarters through December 31, 2006

	Fourth	Third	Second	First	Fourth	Third	Second	For the period
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	February 1, 2005(1)
	2006	2006	2006	2006	2005	2005	2005	to March 31, 2005
Total Income (Loss)	$23,317,247	$9,050,821	$515,228	$7,750,271	$(580,532)	$(2,079,103)	$2,174,802	$749,547
Total Expenses	6,824,850	3,667,048	2,094,569	2,631,984	999,129	216,055	737,451	219,965
Net Income (Loss)	$16,492,397	$5,383,773	$(1,579,341)	$5,118,287	$(1,579,661)	$(2,295,158)	$1,437,351	$529,582

Net Income (Loss) per Unit	$0.0630	$0.0233	$(0.0086)	$0.0404	$(0.0164)	$(0.0389)	$0.0544	$0.0689

(1) commencement of operations

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.  MLAI promoted the Fund and is its controlling person.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Item 9A: Controls and Procedures

MLAI, the manager of the Fund, with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund itself has no officers or directors and is managed by MLAI. Trading decisions are made by Winton on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Benjamin C. Weston	Chief Executive Officer and President

Robert D. Ollwerther	Chief Operating Officer and Manager

Barbra E. Kocsis	Chief Financial Officer

Robert M. Alderman	Vice President and Manager

Andrew B. Weisman	Manager

Benjamin C. Weston was born in 1954. Mr. Weston is the Chief Executive Officer, President and a Manager of MLAI and Head of MLAI’s Hedge Fund Development and Management Group at Merrill Lynch where he is responsible for all hedge fund investment activities for Merrill Lynch worldwide. Mr. Weston joined Merrill Lynch from Indeman Capital Management (IDM), a hedge fund incubation business formed in 2003 with the backing of Ritchie Capital Management and Azimuth Trust. Before founding IDM, Mr. Weston worked as a consultant for Ritchie Capital which he joined in September 2002 from Credit Suisse First Boston where he was a Managing Director and Head of the Funds Development Group. The Funds Development Group developed and launched a series of market-leading hedge funds, including three that today rank in the world’s 50 largest funds. Until 2000, Mr. Weston served on the Management Committee of CSFB’s Fixed Income Division and was Head of the Leveraged Capital Services Group, which advised a select group of hedge funds on global market strategy, optimal investment expression and risk management. Prior to transferring to CSFB in 1996, Mr. Weston was Co-Head of Credit Suisse Financial Products in the Americas (CSFP) and a Member of the Executive Board from 1990 to 1995. Before founding CSFP in New York in 1990, Mr. Weston held various senior management positions from 1983 to 1990 at Bankers Trust including Head of the Capital Markets Group in London, Head of the Equity Derivatives business in Europe and Head of the bank’s equity businesses in Asia from Hong Kong. Mr. Weston started his career at JP Morgan in 1978 where he worked in the Funding Services Group in New York and London. Mr. Weston received a Bachelor of Arts in International Studies from Miami University in 1976 and a Master of Arts in International Affairs with Honors in Economics from The Johns Hopkins School of Advanced International Studies

Robert D. Ollwerther was born in 1956. He is Chief Operating Officer for and a Manager of MLAI. He is responsible for Finance, Operations, Technology and Administration for the Fund and other MLAI products which invest in hedge funds. He has over 20 years of experience in the securities industry. He began his career with Coopers & Lybrand, CPAs. Since joining Merrill Lynch in 1981, he has primarily served in finance positions in the U.S. and abroad, including Chief Financial Officer for Europe, the Middle East and Africa, Chief Financial Officer for Latin America and Canada, Chief Financial Officer of Global Equity Markets, Director of Institutional and International Audit and Manager of Merrill Lynch Financial Reporting.  He holds a Bachelor of Science in accounting from Fairfield University and a Master of Business Administration from New York University, and is a Certified Public Accountant.

Barbra E. Kocsis was born in 1966. She is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund

Controller of MLAI. Before coming to MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Robert M. Alderman was born in 1960. He is Managing Director of Merrill Lynch Global Private Client, and a Vice President and a Manager of MLAI.  He is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.  Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee-based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments.  Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997.  During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services.  He received his Master of Business Administration from the Carroll School of Management, Boston College and a Bachelor of Arts from Clark University.

Andrew B. Weisman was born in 1959. He is Manager of MLAI and is head of HFDMG’s Consolidated Investment Analytics group.  Mr. Weisman joined Merrill Lynch in August 2005.  From April 2002 to July 2005, Mr. Weisman was a partner and director of research for Stradivarius Capital Management, and from January 1998 until April 2002, he served as Chief Investment Officer of Nikko Securities International.  Mr. Weisman holds a Master of International Affairs and a Bachelor of Arts from Columbia University.

As of December 31, 2006, the principals of MLAI had no investment in the Fund, and MLAI's sponsor interest in the Fund was valued at $23,313.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML JWH Strategic Allocation  L.P., ML Select Futures I L.P., ML APM Global Futures Access LLC, ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Item 10(a) and (b) above.

(f)                                    Involvement in Certain Legal Proceedings:

None.

(g)                                 Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Nominating Committee:

Not applicable.  (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee;  Audit Committee Financial Expert:

Not applicable.  (Neither the Fund nor MLAI has an audit committee. There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not itself have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund's U.S. dollar assets.  The managers and officers receive no "other compensation" from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its manager, MLAI.)

(b)           Security Ownership of Management:

As of December 31, 2006, MLAI owned 19,470 Unit-equivalent member interests, which constituted ..00714% of the total Units outstanding, and Winton did not own any Units.

Title of Units	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class I Units
Class I Units	Robert D. Ollwerther (Chief Operating Officer and Manager of MLAI	13,141 Class I Units	0.0427%

Title of Units	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class I Units
Class I Units	Managers and Executive Officers of MLAI as a group	13,141 Class I Units	0.0427%

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions

(a)                                  Transactions between Merrill Lynch and the Fund

All of the service providers to the Fund, other than Winton, are affiliates of Merrill Lynch or have been approved by Merrill Lynch.  Merrill Lynch negotiated with Winton over the level of its management fees and performance fees.  However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they could be higher than would have been obtained in arms-length bargaining.

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

In 2006, the Fund expensed:  (i) Brokerage Commissions of $1,603,878 to MLPF&S, $4,555,234 in management fees earned by Winton; and (ii) Sponsor Fees of $4,248,731.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), "Narrative Description of Business — Charges" and "— Description of Current Charges" for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

(d)                                 Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the period ended December 31, 2006 were $48,779.  Aggregate fees billed for these services for the period ended December 31, 2005 were $38,500.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2006 related to the Fund.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the period ended December 31, 2006 were $55,000.  Aggregate fees billed for these services for the period ended December 31, 2005 were $55,000

(d)                                 All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohamtsu and their respective affiliates during the period ended December 31, 2006 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):	Page:

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2006 and 2005	2

	Statements of Operations for the year ended December 31, 2006 and for the period February 1, 2005 (commencement of operations) to December 31, 2005	3

	Statements of Changes in Members’ Capital for the year ended December 31, 2006 and for the period February 1, 2005 (commencement of operations) to December 31, 2005	4-5

	Financial Data Highlights for the year ended December 31, 2006	6

	Notes to Financial Statements	7-14

2.	Financial Statement Schedules:

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

3.02	Limited Liability Company Operating Agreement of ML Winton Futures Access LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the Registration Statement.

10.01	Customer Agreement between ML Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.

10.02	Advisory Agreement by and among ML Winton FuturesAccess LLC, Winton FuturesAccess Ltd., Winton Capital Management Ltd., and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.
32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Manager

By:	/s/Benjamin C. Weston
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Benjamin C. Weston	Chief Executive Officer and President	March 30, 2007
Benjamin C. Weston	(Principal Executive Officer)

/s/Robert D. Ollwerther	Chief Operating Officer and Manager	March 30, 2007
Robert D. Ollwerther

/s/Barbra E. Kocsis	Chief Financial Officer	March 30, 2007
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Robert M. Alderman	Vice President and Manager	March 30, 2007
Robert M. Alderman

/s/Andrew B. Weisman	Manager	March 30, 2007
Andrew B. Weisman

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML WINTON FUTURESACCESS LLC

2006 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01                              2006 Annual Report and Report of Independent Registered Public Accounting Firm