Form 10-Q
period 2007-03-31
ML Winton FuturesAccess LLC
filed 2007-05-15
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☐     No ☐

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $60,928,081 for 2007	$346,784,497	$320,681,230
and $97,706,658 for 2006)
Net unrealized profit on open contracts	6,497,549	11,425,353
Cash	51,333	70,297
Accrued interest	1,485,660	1,354,727

TOTAL ASSETS	$354,819,039	$333,531,607

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$129,573	$173,655
Management fee payable	590,665	548,086
Sponsor fee payable	535,745	511,423
Performance fee payable	—	5,417,903
Redemptions payable	3,714,089	3,409,083
Initial offering costs payable	140,507	152,506
Other	290,677	268,807

Total liabilities	5,401,256	10,481,463

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	21,734	23,313
Members’ Interest (316,380,084 Units and 272,578,635 Units)	349,396,049	323,026,831

Total members’ capital	349,417,783	323,050,144

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$354,819,039	$333,531,607

NET ASSET VALUE PER UNIT (Note 2)

(Based on 316,399,554 and 272,598,105 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2007	2006
TRADING PROFIT (LOSS):

Realized	$(21,151,989)	$3,520,607
Change in unrealized	(4,927,804)	3,192,278
Brokerage commissions	(589,415)	(340,103)

Total trading profit (loss)	(26,669,208)	6,372,782

INVESTMENT INCOME:
Interest	4,450,763	1,377,489

EXPENSES:
Management fee	1,784,723	692,562
Sponsor fee	1,617,391	662,515
Performance fee	—	1,200,474
Other	214,384	76,433
Total expenses	3,616,498	2,631,984

NET INVESTMENT INCOME (LOSS)	834,265	(1,254,495)

NET INCOME (LOSS)	$(25,834,943)	$5,118,287

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	35,660,350	17,673,998
Class C	184,782,719	76,098,013
Class D	51,272,843	10,903,442
Class I	34,262,893	20,914,394

Net income (loss) per weighted average Unit
Class A	$(0.0853)	$0.0420
Class C	$(0.0855)	$0.0402
Class D	$(0.0810)	$0.0426
Class I	$(0.0829)	$0.0409

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital March 31, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital March 31, 2007
Class A	15,522,119	3,956,059	(277,860)	19,200,318	32,046,486	5,654,719	(1,070,224)	36,630,981
Class C	62,583,887	24,860,484	(3,364,639)	84,079,732	170,519,442	25,094,203	(4,691,784)	190,921,861
Class D	9,764,594	1,138,848	—	10,903,442	39,225,345	14,177,559	—	53,402,904
Class I	17,936,086	3,919,180	(56,489)	21,798,777	30,787,362	4,744,345	(107,369)	35,424,338

Total Members’ Units	105,806,686	33,874,571	(3,698,988)	135,982,269	272,578,635	49,670,826	(5,869,377)	316,380,084

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2007 and 2006

 (unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2007
Class A	$16,602,088	$4,285,132	$(301,399)	$741,412	$21,327,233	$38,699,738	$6,865,013	$(1,230,798)	$(3,041,516)	$41,292,437
Class C	66,470,039	26,671,764	(3,682,545)	3,056,708	92,515,966	202,215,652	29,756,642	(5,337,875)	(15,795,257)	210,839,162
Class D	9,797,722	1,144,998	—	463,967	11,406,687	44,952,646	16,512,992	—	(4,155,653)	57,309,985
Class I	19,077,399	4,230,270	(62,211)	855,438	24,100,896	37,158,795	5,766,374	(129,766)	(2,840,938)	39,954,465
Total Members’ Interests	$111,947,248	$36,332,164	$(4,046,155)	$5,117,525	$149,350,782	$323,026,831	$58,901,021	$(6,698,439)	$(25,833,364)	$349,396,049

Class A	$10,410	$—	$—	$395	$10,805	$11,737	$—	$—	$(782)	$10,955
Class C	10,384	—	—	367	10,751	11,576	—	—	(797)	10,779
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Total Sponsor’s Interest	$20,794	$—	$—	$762	$21,556	$23,313	$—	$—	$(1,579)	$21,734
Total Members’ Capital	$111,968,042	$36,332,164	$(4,046,155)	$5,118,287	$149,372,338	$323,050,144	$58,901,021	$(6,698,439)	$(25,834,943)	$349,417,783

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Winton FuturesAccess LLC (the “Fund”) as of March 31, 2007, and the results of its operations for the three months ended March 31, 2007 and 2006. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

At March 31, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$41,326,010	$41,303,392	36,640,694	$1.1279	$1.1273
Class C	210,931,666	210,849,941	190,931,618	$1.1047	$1.1043
Class D	57,318,667	57,309,985	53,402,904	$1.0733	$1.0732
Class I	39,981,951	39,954,465	35,424,338	$1.1287	$1.1279
	$349,558,294	$349,417,783	316,399,554

At December 31, 2006 the Net Asset Values of the different Classes of Units were:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$38,735,519	$38,711,475	32,056,199	$1.2084	$1.2076
Class C	202,316,205	202,227,228	170,529,199	$1.1864	$1.1859
Class D	44,963,275	44,952,646	39,225,345	$1.1463	$1.1460
Class I	37,187,652	37,158,795	30,787,362	$1.2079	$1.2069
	$323,202,651	$323,050,144	272,598,105

3.               MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

The Sponsor of the Fund, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Winton Capital Management Limited (“Winton”), calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are expected to be unusual. It is expected that MLAI’s basic risk control procedures will consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Winton.

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

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts on the Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the impact of adopting FAS 157 on its consolidated financial statements.

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

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

Class A

	Jan	Feb	Mar
2006	$1.1029	$1.0768	$1.1124
2007	$1.2584	$1.1800	$1.1279

Class C

	Jan	Feb	Mar
2006	$1.0943	$1.0675	$1.1018
2007	$1.2345	$1.1568	$1.1047

Class D

	Jan	Feb	Mar
2006	$1.0360	$1.0131	$1.0479
2007	$1.1952	$1.1216	$1.0733

Class I

	Jan	Feb	Mar
2006	$1.0972	$1.0715	$1.1073
2007	$1.2583	$1.1805	$1.1287

Performance Summary

January 1, 2007 to March 31, 2007

The Fund posted an overall loss with the metals sector posting gains and energy, agriculture, currencies, stock indices and interest rates sectors posted losses.

The metals sector was the only profitable sector for the Fund. Profits were generated mid-quarter which offset the losses posted at the beginning and the end of the quarter.

The energy sector posted losses for the Fund. In a continuation of the price action witnessed in December, the rise in U.S. equity markets and the decline in crude oil prices led to significant gains at the beginning of the quarter. However, losses were posted mid-quarter through the end of the quarter due to volatility in the market.

The agricultural sector posted losses for the Fund. The agricultural market was soft and was attributed to the difficult trading environment resulting in the Fund posting losses for the sector.

The currency sector posted losses for the Fund. The quarter began with gains being posted to the Fund only to be offset with losses mid-quarter through the end of the quarter.

The stock indices sector posted losses for the Fund. The markets were choppy and exposures changed continuously. Due to the rise in the U.S. equity markets the stock indices sector posted significant gains for the Fund. The steady gains made throughout mid-quarter were erased in several volatile trading sessions as a sharp drop in the Chinese stock market sparked a sell off in global equities which fed through into the fixed income markets. The quarter ended as high levels of market volatility together with increased correlation across asset classes posted losses for the Fund.

The interest rate sector was the least profitable for the Fund. The quarter began with gains being posted to the Fund due to the surprise increase in the United Kingdom interest rates by the Monetary Police Committee which led to a strong performance in the short term interest rate positions. However, mid-quarter through the end of the quarter the sector posted losses for the Fund due to high levels of market volatility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2007 and March 31, 2006, the Fund’s average month-end Net Asset Value for all other purposes was $345,983,922 and $130,282,044, respectively.

March 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$332,885	0.10%	$765,859	$33,930
Currencies	1,225,462	0.35%	2,641,920	293,029
Energy	253,960	0.07%	431,703	115,880
Interest Rates	39,221,409	11.34%	58,968,343	19,875,531
Metals	520,528	0.15%	700,634	422,600
Stock Indices	3,959,002	1.14%	4,289,811	3,613,874

TOTAL	$45,513,246	13.15%	$67,798,270	$24,354,844

March 31, 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$33,860	0.03%	$70,306	$2,118
Currencies	207,379	0.16%	479,767	40,415
Energy	77,513	0.06%	119,750	9,055
Interest Rates	16,232,982	12.46%	17,018,922	15,812,961
Metals	260,537	0.20%	504,247	121,353
Stock Indices	820,252	0.63%	1,223,568	426,058

TOTAL	$17,632,523	13.54%	$19,416,560	$16,411,960

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions – unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time.  The foregoing Value at Risk table — as well as the past performance of the Partnership — gives no indication of this “risk of ruin.”

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-07	$2,290,381	1,895,383	$1.2084
Feb-07	2,224,923	1,768,057	1.2584
Mar-07	2,349,709	1,991,279	1.1800
Apr-07	1,638,261	1,452,488	1.1279

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-07	$8,061,043	6,794,541	$1.1864
Feb-07	8,365,835	6,776,699	1.2345
Mar-07	13,329,764	11,522,963	1.1568
Apr-07	15,044,810	13,617,678	1.1047

CLASS D

	Subscription
	Amount	Units)	NAV(1)
Jan-07	$9,405,997	8,205,528	$1.1463
Feb-07	6,637,997	5,553,880	1.1952
Mar-07	468,998	418,151	1.1216
Apr-07	15,619,999	14,553,246	1.0733

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-07	$2,703,690	2,238,339	$1.2079
Feb-07	1,687,619	1,341,190	1.2583
Mar-07	1,375,065	1,164,816	1.1805
Apr-07	2,194,194	1,944,001	1.1287

(1) Net Asset Value for all other purposes

(b)         None.

(c)          None.

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

(a)  Exhibits.

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months of fiscal 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2007	By	/s/ BENJAMIN C. WESTON
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2007	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)