Form 10-Q
period 2007-06-30
ML Winton FuturesAccess LLC
filed 2007-08-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $49,697,478 for 2007 and $97,706,658 for 2006)	$577,500,899	$320,681,230
Net unrealized profit on open contracts	11,160,078	11,425,353
Subscriptions receivable	1,913,449	—
Cash	55,600	70,297
Accrued interest	2,376,186	1,354,727

TOTAL ASSETS	$593,006,212	$333,531,607

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$231,693	$173,655
Management fee payable	933,475	548,086
Sponsor’s fee payable	668,361	511,423
Performance fee payable	4,340,552	5,417,903
Redemptions payable	8,084,399	3,409,083
Initial offering costs payable	128,508	152,506
Other	195,638	268,807

Total liabilities	14,582,626	10,481,463

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	24,400	23,313

Members’ Interest (469,094,256 Units and 272,578,635 Units)	578,399,186	323,026,831

Total members’ capital	578,423,586	323,050,144

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$593,006,212	$333,531,607

NET ASSET VALUE PER UNIT (Note 2)

(Based on 469,113,726 and 272,598,105 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
TRADING PROFIT (LOSS):

Realized	$49,310,202	$260,424	$28,158,213	$3,781,031
Change in unrealized	4,662,529	(1,730,160)	(265,275)	1,462,118
Brokerage commissions	(540,299)	(333,206)	(1,129,714)	(673,309)
Total trading profit (loss)
	53,432,432	(1,802,942)	26,763,224	4,569,840
INVESTMENT INCOME:
Interest
	5,784,295	2,318,170	10,235,058	3,695,659
EXPENSES:
Management fee	2,343,176	1,031,029	4,127,899	1,723,591
Sponsor’s fee	1,904,344	955,183	3,521,735	1,617,698
Performance fee	4,340,552	(159,452)	4,340,552	1,041,022
Other	232,097	267,809	446,481	344,242

Total expenses	8,820,169	2,094,569	12,436,667	4,726,553

NET INVESTMENT INCOME (LOSS)	(3,035,874)	223,601	(2,201,609)	(1,030,894)

NET INCOME (LOSS):	$50,396,558	$(1,579,341)	$24,561,615	$3,538,946

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding:
Class A	38,722,453	22,583,910	37,191,401	20,128,954
Class C	210,545,139	110,177,538	197,663,929	93,137,776
Class D	62,187,274	25,369,863	56,730,059	18,136,653
Class I	37,972,825	23,827,306	36,117,859	22,370,850
Class SM-D*	10,987,809		10,987,809
Class TF-D**	98,131,157		98,131,157

Net income (loss) per weighted average Unit:
Class A	$0.1397	$0.0007	$0.0637	$0.0377
Class C	$0.1325	$(0.0064)	$0.0613	$0.0253
Class D	$0.1314	$(0.0421)	$0.0707	$(0.0334)
Class I	$0.1407	$0.0075	$0.0692	$0.0462
Class SM-D*	$0.1382		$0.1382
Class TF-D**	$0.0209		$0.0209

* Units issued on April 1, 2007.

** Units issued on June 1, 2007

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and 2007

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital June 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital June 30, 2007
Class A	15,522,119	10,840,381	(1,158,674)	25,203,826	32,046,486	9,848,340	(3,600,524)	38,294,302
Class C	62,583,887	63,211,281	(4,515,296)	121,279,872	170,519,442	57,037,461	(14,103,677)	213,453,226
Class D	9,764,594	23,355,449	—	33,120,043	39,225,345	35,076,069	(2,235,281)	72,066,133
Class I	17,936,086	8,007,813	(1,708,411)	24,235,488	30,787,362	8,123,828	(686,547)	38,224,643
Class SM-D*	—	—	—	—	—	11,180,471	(330,690)	10,849,781
Class TF-D**	—	—	—	—	—	98,131,157	(1,924,986)	96,206,171

Total Members’ Units	105,806,686	105,414,924	(7,382,381)	203,839,229	272,578,635	219,397,326	(22,881,705)	469,094,256

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—
Class SM-D*	—	—	—	—	—	—	—	—
Class TF-D**	—	—	—	—	—	—	—	—

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

* Units issued on April 1, 2007.

** Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and 2007 (continued)

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2007
Class A	$16,602,088	$12,109,747	$(1,320,030)	$757,543	$28,149,348	$38,699,738	$11,829,177	$(4,369,358)	$2,366,752	$48,526,309
Class C	66,470,039	69,942,327	(4,973,611)	2,351,650	133,790,405	202,215,652	66,749,684	(16,751,108)	12,107,826	264,322,054
Class D	9,797,722	25,658,995	—	(605,064)	34,851,653	44,952,646	40,915,987	(2,618,075)	4,012,939	87,263,497
Class I	19,077,399	8,813,260	(1,925,443)	1,033,978	26,999,194	37,158,795	9,700,869	(844,815)	2,500,698	48,515,547
Class SM-D*	—	—	—	—	—	—	12,000,000	(380,333)	1,518,838	13,138,505
Class TF-D**	—	—	—	—	—	—	116,913,460	(2,333,661)	2,053,475	116,633,274

Total Members’ Interests	$111,947,248	$116,524,329	$(8,219,084)	$3,538,107	$223,790,600	$323,026,831	$258,109,177	$(27,297,350)	$24,560,528	$578,399,186

Class A	$10,410	$—	$—	$450	$10,860	$11,737	$—	$—	$577	$12,314
Class C	10,384	—	—	389	10,773	11,576	—	—	510	12,086
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Class SM-D*	—	—	—	—	—	—	—	—	—	—
Class TF-D**	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$20,794	$—	$—	$839	$21,633	$23,313	$—	$—	$1,087	$24,400

Total Members’ Capital	$111,968,042	$116,524,329	$(8,219,084)	$3,538,946	$223,812,233	$323,050,144	$258,109,177	$(27,297,350)	$24,561,615	$578,423,586

* Units issued on April 1, 2007.

** Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Winton FuturesAccess LLC (the “Fund”) as of June 30, 2007, and the results of its operations for the three and six months ended June 30, 2007 and 2006.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.  Class SM-D commenced trading on April 1, 2007. Class TF-D commenced trading on June 1, 2007. Class SM-D Units pay Winton annual management fees of 2.00 % of the Class’ average month-end net assets. The Class pays performance fees at 20% of any New Trading Profit, as defined.  Class TF-D Units pay Winton annual management fees of 1.50 % of the Class’ average month-end net assets. The Class pays performance fees at 15% of any New Trading Profit, as defined. Class SM-D and Class TF-D Units do not pay sponsor fees.

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

At June 30, 2007 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$48,560,005	$48,538,623	38,304,015	$1.2678	$1.2672
Class C	264,408,170	264,334,140	213,462,983	$1.2387	$1.2383
Class D	87,270,318	87,263,497	72,066,133	$1.2110	$1.2109
Class I	48,541,822	48,515,547	38,224,643	$1.2699	$1.2692
Class SM-D	13,138,505	13,138,505	10,849,781	$1.2109	$1.2109
Class TF-D	116,633,274	116,633,274	96,206,171	$1.2123	$1.2123
	$578,552,094	$578,423,586	469,113,726

At December 31, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$38,735,519	$38,711,475	32,056,199	$1.2084	$1.2076
Class C	202,316,205	202,227,228	170,529,199	$1.1864	$1.1859
Class D	44,963,275	44,952,646	39,225,345	$1.1463	$1.1460
Class I	37,187,652	37,158,795	30,787,362	$1.2079	$1.2069
	$323,202,651	$323,050,144	272,598,105

3.       MARKET AND CREDIT RISK

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

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  In May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No. 48.  FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006.  The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

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

                                      Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$1.1029	$1.0768	$1.1124	$1.1783	$1.1326	$1.1180
2007	$1.2584	$1.1800	$1.1279	$1.1924	$1.2488	$1.2678

                                      Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$1.0943	$1.0675	$1.1018	$1.1659	$1.1191	$1.1041
2007	$1.2345	$1.1568	$1.1047	$1.1670	$1.2212	$1.2387

                                      Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$1.0360	$1.0131	$1.0479	$1.1113	$1.0646	$1.0528
2007	$1.1952	$1.1216	$1.0733	$1.1362	$1.1914	$1.2110

                                      Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$1.0972	$1.0715	$1.1073	$1.1732	$1.1283	$1.1154
2007	$1.2583	$1.1805	$1.1287	$1.1937	$1.2505	$1.2699

                                      Class SM-D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	N/A	$1.0733	$1.1362	$1.1914	$1.2109

                                      Class TF-D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	N/A	N/A	N/A	$1.1914	$1.2123

Performance Summary

January 1, 2007 to June 30, 2007

January 1, 2007 to March 31, 2007

The Fund posted an overall loss with the metals sector posting gains and energy, agriculture, currencies, stock indices and interest rates sectors posted losses.

The metals sector was the only profitable sector for the Fund.  Profits were generated mid-quarter which offset the losses posted at the beginning and of the quarter.

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

April 1, 2007 to June 30, 2007

The Fund posted gains for the quarter with currencies, interest rates, stock indices, agriculture and energy sectors posting gains while the metal sector posted losses.

The currency sector posted the highest profits for the Fund. The strength in both the euro and British sterling currencies were the main drivers behind the beginning of the quarter’s profits being posted to the Fund which continued through the mid-quarter. Market volatility increased at the end of the quarter leading to strong returns in the currency markets.

The interest rate sector posted profits for the Fund. Profits were posted to the Fund throughout the quarter. A growing appetite for risk mid quarter, led to an increase demand not only for stocks across the globe, but also fed through into the fixed income markets, as bonds sold off and short term interest rate expectations increased in both the United States and Europe. Strong returns were also posted in the fixed income markets as both short and long term interest rate expectations rose as the quarter ended.

The stock indices sector posted profits for the Fund. The continued recovery in global equity markets at the beginning of the quarter was one of the main drivers in strong gains being posted for the Fund. Equity markets continued to rally mid quarter through the end of the quarter as a combination of M&A activity and a growing appetite for risk led to an increased demand for stocks across the globe.

The agricultural sector posted profits for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses the beginning of the quarter which was offset by gains from mid-quarter through the end of the quarter.

The energy sector also posted profits for the Fund. Profits were posted at the beginning of the quarter through the mid-quarter only. Trading at quarter’s end was difficult because of weather conditions and geopolitical pressure.

The metals sector posted losses for the Fund.  Profits were posted at the beginning of the quarter as metals benefited from the re-emergence of stable trends as prices driven by tightening fundamentals and demand growth rallied. Mid quarter prices were driven down due to profit-taking and concerns over the strength of future Chinese demand. The quarter ended with losses due to supply tightness and bouts of increased risk aversion.

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

The Fund, under the direction of Winton, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s risk exposure in the various market sectors traded by APM is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $398,643,270.  For the six months ended June 30, 2006, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $161,963,688.

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$324,168	0.08%	$765,859	$33,930
Currencies	1,559,508	0.39%	2,641,921	293,028
Energy	184,402	0.05%	431,703	57,256
Interest Rates	36,784,349	9.23%	58,968,343	19,875,531
Metals	443,167	0.11%	700,634	265,629
Stock Indices	2,842,687	0.71%	4,289,811	1,339,072

TOTAL	$42,138,281	10.57%	$67,798,271	$21,864,446

June 30, 2006

	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Market Sector

Agriculture	$52,854	0.03%	$101,508	$2,118
Currencies	213,065	0.13%	483,242	32,679
Energy	107,429	0.07%	323,197	9,055
Interest Rates	17,182,019	10.61%	20,788,129	15,812,961
Metals	183,221	0.11%	504,247	64,439
Stock Indices	648,735	0.40%	1,223,569	186,815

TOTAL	$18,387,323	11.35%	$23,423,892	$16,108,067

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

The Fund also has non-trading market risk on the approximately 90%-95% of its assetswhich are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2             Unregistered Sales of Equity Securities and use of proceeds:

(a)  Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

2007

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-07	$2,290,381	1,895,383	$1.2084
Feb-07	2,224,923	1,768,057	1.2584
Mar-07	2,349,709	1,991,279	1.1800
Apr-07	1,638,261	1,452,488	1.1279
May-07	2,055,498	1,723,833	1.1924
Jun-07	1,270,405	1,017,300	1.2488
Jul-07	1,093,073	862,181	1.2678

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-07	$8,061,043	6,794,541	$1.1864
Feb-07	8,365,835	6,776,699	1.2345
Mar-07	13,329,764	11,522,963	1.1568
Apr-07	15,044,810	13,617,678	1.1047
May-07	9,279,296	7,951,410	1.1670
Jun-07	12,668,936	10,374,170	1.2212
Jul-07	8,313,131	6,711,174	1.2387

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-07	$9,405,997	8,205,528	$1.1463
Feb-07	6,637,998	5,553,880	1.1952
Mar-07	468,998	418,151	1.1216
Apr-07	3,620,000	3,372,775	1.0733
May-07	1,999,999	1,760,253	1.1362
Jun-07	18,782,995	15,765,482	1.1914
Jul-07	2,999,998	2,477,290	1.2110

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-07	$2,703,690	2,238,339	$1.2079
Feb-07	1,687,619	1,341,190	1.2583
Mar-07	1,375,065	1,164,816	1.1805
Apr-07	2,385,203	2,113,230	1.1287
May-07	717,845	601,361	1.1937
Jun-07	831,447	664,892	1.2505
Jul-07	1,427,994	1,124,493	1.2699

CLASS SM-D

	Subcription
	Amount	Units	NAV(1)
Apr-07	$12,000,000	11,180,471	$1.0733
May-07	—	—	1.1914
Jun-07	—	—	1.2109
Jul-07	1,127,404	931,046	1.2109

CLASS TF-D

	Subcription
	Amount	Units	NAV(1)
Apr-07	$—	—	$—
May-07	—	—	—
Jun-07	116,913,460	98,131,157	1.1914
Jul-07	—	—	1.2123

(1) Net Asset Value for all other purposes.

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

ML WINTON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)