Form 10-Q
period 2007-09-30
ML Winton FuturesAccess LLC
filed 2007-11-14
CIK 1309136

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Hopewell Building No. 2
1200 Merrill Lynch Drive - First Floor
Pennington, New Jersey 08534

(Address of principal executive offices)
(Zip Code)

609-274-5838

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007 (unaudited)	2006

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $47,323,253 for 2007 and $97,706,658 for 2006)	$575,109,175	$320,681,230
Net unrealized profit on open contracts	43,155,546	11,425,353
Cash	15,876	70,297
Accrued interest	2,414,719	1,354,727

TOTAL ASSETS	$620,695,316	$333,531,607

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$171,134	$173,655
Management fee payable	988,772	548,086
Sponsor’s fee payable	716,266	511,423
Performance fee payable	8,573,077	5,417,903
Redemptions payable	14,260,589	3,409,083
Initial offering costs payable	118,992	152,506
Other	42,834	268,807

Total liabilities	24,871,664	10,481,463

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units)	25,319	23,313
Members’ Interest (464,451,774 Units and 272,578,635 Units)	595,798,333	323,026,831

Total members’ capital	595,823,652	323,050,144

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$620,695,316	$333,531,607

NET ASSET VALUE PER UNIT (Note 2)

(Based on 464,471,244 and 272,598,105 Units outstanding, unlimited Units authorized)

See notes to financial statements.

WINTON FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF INCOME
(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September	September 30,	September 30,	September 30,
	2007	2006	2007	2006
TRADING PROFIT (LOSS):

Realized	$(6,455,238)	$(1,028,303)	$21,702,975	$2,752,728
Change in unrealized	31,995,468	7,300,858	31,730,193	8,762,976
Brokerage commissions	(429,814)	(410,695)	(1,559,528)	(1,084,004)

Total trading profit	25,110,416	5,861,860	51,873,640	10,431,700

INVESTMENT INCOME:
Interest	7,447,099	3,188,961	17,682,157	6,884,620

EXPENSES:
Management fee	2,842,149	1,297,959	6,970,048	3,021,550
Sponsor’s fee	2,058,722	1,199,069	5,580,457	2,816,767
Performance fee	4,232,525	842,821	8,573,077	1,883,843
Other	258,221	327,199	704,702	671,441

Total expenses	9,391,617	3,667,048	21,828,284	8,393,601

NET INVESTMENT LOSS	(1,944,518)	(478,087)	(4,146,127)	(1,508,981)

NET INCOME	$23,165,898	$5,383,773	$47,727,513	$8,922,719

NET INCOME PER UNIT:
Weighted average number of Units outstanding:
Class A	39,498,578	28,150,737	37,960,460	22,802,881
Class C	222,707,215	140,187,239	206,011,691	108,820,930
Class D	75,712,622	34,282,064	63,057,580	23,518,456
Class I	40,473,108	26,949,391	37,569,609	23,897,030
Class SM-D*	11,411,813		11,199,811
Class TF-D**	89,699,838		91,807,668

Net income per weighted average Unit:
Class A	$0.0505	$0.0251	$0.1149	$0.0642
Class C	$0.0457	$0.0215	$0.1081	$0.0494
Class D	$0.0536	$0.0281	$0.1280	$0.0152
Class I	$0.0524	$0.0258	$0.1230	$0.0724
Class SM-D*	$0.0489		$0.1854
Class TF-D**	$0.0476		$0.0689

* Units issued on April 1, 2007.

** Units issued on June 1, 2007

See notes to financial statements.

ML WINTON FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the nine months ended September 30, 2006 and 2007
(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital September 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital September 30, 2007
Class A	15,522,119	16,002,668	(2,002,843)	29,521,944	32,046,486	12,245,733	(4,569,690)	39,722,529
Class C	62,583,887	92,286,155	(7,869,594)	147,000,448	170,519,442	74,331,088	(25,820,679)	219,029,851
Class D	9,764,594	24,559,770	—	34,324,364	39,225,345	40,147,918	(3,857,944)	75,515,319
Class I	17,936,086	11,702,871	(2,077,606)	27,561,351	30,787,362	11,428,229	(3,366,320)	38,849,271
Class SM-D*	—	—	—	—	—	12,111,517	(1,094,970)	11,016,547
Class TF-D**	—	—	—	—	—	98,131,157	(17,812,900)	80,318,257

Total Members’ Units	105,806,686	144,551,464	(11,950,043)	238,408,107	272,578,635	248,395,642	(56,522,503)	464,451,774

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—
Class SM-D*	—	—	—	—	—	—	—	—
Class TF-D**	—	—	—	—	—	—	—	—

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

* Units issued on April 1, 2007.

** Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the nine months ended September 30, 2006 and 2007 (continued)
(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital September 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Income	Members’ Capital September 30, 2007
Class A	$16,602,088	$17,928,641	$(2,282,397)	$1,463,149	$33,711,481	$38,699,738	$14,833,148	$(5,593,008)	$4,360,290	$52,300,168
Class C	66,470,039	102,257,045	(8,740,901)	5,370,608	165,356,791	202,215,652	87,937,514	(31,326,244)	22,274,826	281,101,748
Class D	9,797,722	26,928,777	—	358,553	37,085,052	44,952,646	47,008,983	(4,667,336)	8,068,323	95,362,616
Class I	19,077,399	12,957,727	(2,336,935)	1,729,119	31,427,310	37,158,795	13,857,688	(4,355,405)	4,622,448	51,283,526
Class SM-D*	—	—	—	—	—	—	13,127,403	(1,291,973)	2,076,887	13,912,317
Class TF-D**	—	—	—	—	—	—	116,913,460	(21,398,235)	6,322,733	101,837,958

Total Members’ Interest	$111,947,248	$160,072,190	$(13,360,233)	$8,921,429	$267,580,634	$323,026,831	$293,678,196	$(68,632,201)	$47,725,507	$595,798,333

Class A	$10,410	$—	$—	$691	$11,101	$11,737	$—	$—	$1,057	$12,794
Class C	10,384	—	—	599	10,983	11,576	—	—	949	12,525
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Class SM-D*	—	—	—	—	—	—	—	—	—	—
Class TF-D**	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$20,794	$—	$—	$1,290	$22,084	$23,313	$—	$—	$2,006	$25,319

Total Members’ Capital	$111,968,042	$160,072,190	$(13,360,233)	$8,922,719	$267,602,718	$323,050,144	$293,678,196	$(68,632,201)	$47,727,513	$595,823,652

* Units issued on April 1, 2007.

** Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC
(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Winton FuturesAccess LLC (the “Fund”) as of September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and 2006.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.  Class SM-D commenced trading on April 1, 2007. Class TF-D commenced trading on June 1, 2007. Class SM-D is allocated annual management fees of 2.00 % of the Class’ average month-end net assets. The Class is allocated performance fees at 20% of any New Trading Profit, as defined.  Class TF-D is allocated annual management fees of 1.50 % of the Class’ average month-end net assets. The Class is allocated performance fees at 15% of any New Trading Profit, as defined. Class SM-D and Class TF-D Units do not pay sponsor fees.

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

At September 30, 2007 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$52,333,327	$52,312,962	39,732,242	$1.3172	$1.3166
Class C	281,182,710	281,114,273	219,039,608	1.2837	1.2834
Class D	95,367,574	95,362,616	75,515,319	1.2629	1.2628
Class I	51,308,757	51,283,526	38,849,271	1.3207	1.3201
Class SM-D	13,912,317	13,912,317	11,016,547	1.2629	1.2629
Class TF-D	101,837,958	101,837,958	80,318,257	1.2679	1.2679
	$595,942,643	$595,823,652	464,471,244

At December 31, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$38,735,519	$38,711,475	32,056,199	$1.2084	$1.2076
Class C	202,316,205	202,227,228	170,529,199	1.1864	1.1859
Class D	44,963,275	44,952,646	39,225,345	1.1463	1.1460
Class I	37,187,652	37,158,795	30,787,362	1.2079	1.2069
	$323,202,651	$323,050,144	272,598,105

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

4.               RECENT ACCOUNTING PRONOUNCEMENT

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2006	$1.1029	$1.0768	$1.1124	$1.1783	$1.1326	$1.1180	$1.1124	$1.1577	$1.1428
2007	$1.2584	$1.1800	$1.1279	$1.1924	$1.2488	$1.2678	$1.2516	$1.2421	$1.3172

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2006	$1.0943	$1.0675	$1.1018	$1.1659	$1.1191	$1.1041	$1.0975	$1.1413	$1.1256
2007	$1.2345	$1.1568	$1.1047	$1.1670	$1.2212	$1.2387	$1.2219	$1.2116	$1.2837

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2006	$1.0360	$1.0131	$1.0479	$1.1113	$1.0646	$1.0528	$1.0489	$1.0932	$1.0808
2007	$1.1952	$1.1216	$1.0733	$1.1362	$1.1914	$1.2110	$1.1971	$1.1894	$1.2629

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2006	$1.0972	$1.0715	$1.1073	$1.1732	$1.1283	$1.1154	$1.1100	$1.1558	$1.1414
2007	$1.2583	$1.1805	$1.1287	$1.1937	$1.2505	$1.2699	$1.2542	$1.2450	$1.3207

Class SM-D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	N/A	$1.0733	$1.1362	$1.1914	$1.2109	$1.1971	$1.1894	$1.2629

Class TF-D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2007	N/A	N/A	N/A	N/A	$1.1914	$1.2123	$1.1971	$1.1867	$1.2679

Performance Summary

January 1, 2007 to September 30, 2007

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

July 1, 2007 to September 30, 2007

The Fund posted gains for the third quarter with agriculture, interest rates, energy, and the currency sectors posting gains while the metals sector and the stock indices posted losses.

The agriculture sector posted profits for the Fund. The agriculture market posted losses at the beginning of the quarter which was offset with gains to the Fund mid-quarter through the end. The quarter ended as the grain markets outperformed due to the government crop reports highlighting global supply constraints supported rising commodity prices.

The interest rate sector posted profits to the Fund. Profits were incurred mid-quarter only due to the net long positions in the short term interest rate. However, the quarter ended with losses in which a number of small losses in short rates contributed to an overall modest loss coupled with increases in the markets’ volatility.

The energy sector posted profits to the Fund at the beginning of the quarter and at the end of the quarter due to profits on purchases of crude oil and derived fuels.

The currency sector posted losses to the Fund due to significant volatility in the market. Losses were posted to the Fund at the beginning of the quarter through mid-quarter as the New Zealand dollar and the Australian dollar in particular were under severe pressure. However, the quarter ended with profits being posted to the Fund due to the continued weakness in the U.S. dollar which led to strong gains in the currency sector.

The metals sector posted losses to the Fund. Profits that were posted to the Fund at the beginning of the quarter and quarter’s end were offset by losses mid-quarter due to a very volatile market.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as investors began scaling back risk tolerance which led to a 3.6% drop in the Standard and Poors 500 Index. The stock market was distinguished by increasing risk awareness and aversion mid-quarter as financial stocks had an especially difficult time due to uncertainties of potential sub-prime related losses. However, the quarter ended with profits being posted to the Fund as most stock indices worldwide, partly due to the confidence instilled by the central banks ended the quarter higher.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $452,731,023  For the nine months ended September 30, 2006, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $190,404,000.

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$558,275	0.12%	$1,240,260	$33,930
Currencies	2,732,485	0.60%	5,797,524	293,029
Energy	490,940	0.11%	1,349,934	57,256
Interest Rates	34,027,008	7.52%	58,968,343	19,875,531
Metals	473,138	0.10%	861,221	227,208
Stock Indices	2,413,119	0.53%	4,289,811	568,124

TOTAL	$40,694,965	8.98%	$72,507,093	$21,055,078

September 30, 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$49,902	0.03%	$101,508	$2,118
Currencies	1,315,398	0.69%	5,472,408	40,415
Energy	281,704	0.15%	1,089,207	9,055
Interest Rates	18,721,313	9.83%	30,930,200	15,812,961
Metals	404,822	0.21%	1,380,209	64,439
Stock Indices	1,007,356	0.53%	2,808,459	186,815

TOTAL	$21,780,495	11.44%	$41,781,991	$16,115,803

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

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-07	$2,290,381	1,895,383	$1.2084
Feb-07	2,224,923	1,768,057	1.2584
Mar-07	2,349,709	1,991,279	1.1800
Apr-07	1,638,261	1,452,488	1.1279
May-07	2,055,498	1,723,833	1.1924
Jun-07	1,270,405	1,017,300	1.2488
Jul-07	1,093,073	862,181	1.2678
Aug-07	528,453	422,222	1.2516
Sep-07	1,382,445	1,112,990	1.2421
Oct-07	1,203,329	913,551	1.3172

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-07	$8,061,043	6,794,541	$1.1864
Feb-07	8,365,835	6,776,699	1.2345
Mar-07	13,329,764	11,522,963	1.1568
Apr-07	15,044,810	13,617,678	1.1047
May-07	9,279,296	7,951,410	1.1670
Jun-07	12,668,936	10,374,170	1.2212
Jul-07	8,313,131	6,711,174	1.2387
Aug-07	6,287,231	5,145,454	1.2219
Sep-07	6,587,468	5,436,999	1.2116
Oct-07	5,693,131	4,434,939	1.2837

CLASS SM-D

	Subcription
	Amount	Units	NAV(1)
Apr-07	$12,000,000	11,180,471	$1.0733
May-07	—	—	1.1362
Jun-07	—	—	1.1914
Jul-07	1,127,403	931,046	1.2109
Aug-07	—	—	1.1970
Sep-07	—	—	1.1894
Oct-07	165,547	131,085	1.2629

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-07	$9,405,997	8,205,528	$1.1463
Feb-07	6,637,998	5,553,880	1.1952
Mar-07	468,998	418,151	1.1216
Apr-07	3,620,000	3,372,775	1.0733
May-07	1,999,999	1,760,253	1.1362
Jun-07	18,782,994	15,765,482	1.1914
Jul-07	2,999,998	2,477,290	1.2110
Aug-07	1,092,999	913,039	1.1971
Sep-07	2,000,000	1,681,520	1.1894
Oct-07	—	—	1.2629

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-07	$2,703,690	2,238,339	$1.2079
Feb-07	1,687,619	1,341,190	1.2583
Mar-07	1,375,065	1,164,816	1.1805
Apr-07	2,385,203	2,113,230	1.1287
May-07	717,845	601,361	1.1937
Jun-07	831,447	664,892	1.2505
Jul-07	1,427,994	1,124,493	1.2699
Aug-07	2,022,985	1,612,968	1.2542
Sep-07	705,840	566,940	1.2450
Oct-07	154,814	117,221	1.3207

CLASS TF-D

	Subcription
	Amount	Units	NAV(1)
Apr-07	$—	—	$—
May-07	—	—	—
Jun-07	116,913,460	98,131,157	1.1914
Jul-07	—	—	1.2123
Aug-07	—	—	1.1971
Sep-07	—	—	1.1867
Oct-07	—	—	1.2679

(1) Beginning of the month Net Asset Value for all other purposes

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

and 31.02                      Are filed herewith.

32.01 and

32.02                                             Section 1350 Certifications

Exhibit 32.01

and 32.02                      Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)
Date: November 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)
Date: November 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)