Form 10-K
period 2007-12-31
ML Winton FuturesAccess LLC
filed 2008-03-31
CIK 1309136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐ Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-51084

ML WINTON FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive – First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 274-5838

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

As of January 31, 2008 units of limited liability company interest with an aggregate Net Asset Value of $637,746,424 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2007, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML WINTON FUTURESACCESS LLC

ANNUAL REPORT FOR 2007 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is the Sponsor (“Sponsor”) and Manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary  of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

As of December 31, 2007, the Net Asset Value of the Fund for all other purposes was $607,154,682 and the Net Asset Value per Unit for all other purposes, $1.3777 for Class A, $1.3393 for Class C, $1.3259 for Class D, $1.3828 for Class I, $1.3258 for Class D-SM and $1.3357 for Class D-TF. The Net Asset Value and Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $607,047,689 and $1.3772 for Class A, $1.3391 for Class C, $1.3258 for Class D, $1.3821 for Class I, $1.3258 for Class D-SM and $1.3357 for Class D-TF.

The highest month-end Net Asset Value per Unit for all other purposes for Class A since Winton began trading the Fund was $1.3777 (December 31, 2007) and the lowest was $1.0223 (February 28, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class C since Winton began trading the Fund was $1.3397 (November 30, 2007) and the lowest was  $1.0214 (February 28, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class I since Winton began trading the Fund was $1.3828 (December 31, 2007) and the lowest was $1.0226 (February 28, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since Winton began trading the Fund was $1.3259 (December 31, 2007) and the lowest was $0.9601 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class D-SM since Winton began trading the Fund was $1.3258 (December 31, 2007) and the lowest was $1.0733 (March 31, 2007). The highest month-end Net Asset Value per Unit for all other purposes for Class D-TF since Winton began trading the Fund was $1.3357 (December 31, 2007) and the lowest was $1.1914 (May 31, 2007).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Trading Advisor’s Trading Model

The Fund and MLAI have entered into an advisory agreement with Winton whereby Winton trades in the international futures and forwards markets pursuant to the Winton Diversified Program (the “Trading Model”). Winton’s investment technique consists of trading a portfolio of over 100 contracts on major futures exchanges and forward markets worldwide, employing a computerized, technical, principally trend-following trading system. This system tracks the daily price movements and other data from these markets, and carries out certain computations to determine how long or short the portfolio should be to maximize profit within a certain range of risk. If rising prices are anticipated, a long position will be established; a short position will be established if prices are expected to fall.

Technical analysis refers to analysis based on data intrinsic to a market, such as price and volume. This is to be contrasted with fundamental analysis which relies on factors external to a market, such as supply and demand. The Trading Model does not use fundamental factors.

A trend-following system, such as the Trading Model, attempts to take advantage of the observable tendency of the markets to trend, and to tend to make exaggerated movements in both upward and downward directions as a result of such trends. The Trading Model has been developed by relating the probability of the size and direction of future price movements with certain indicators derived from past price movements which characterize the degree of trending of each market at any time.

Employees

The Fund has no employees.

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

Market Sectors

Winton trades in a variety of liquid U.S. and non-U.S. futures and forward contracts, including agricultural, currencies, energy, interest rates, metals and stock indices.

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

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).  Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances which may be held in the offset accounts (as described below) – which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Fund’s cash balances in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund’s U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch – net of the interest credits paid to the Fund and the fee paid to the offset banks – from the offset accounts have not exceeded 0.75% per annum of the Fund’s average daily U.S. dollar Cash Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLPF&S and MLAI, respectively.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

Under the single currency margining system implemented for the Fund, the Fund does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any.  MLPF&S provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund’s U.S. dollar Cash Assets.  The Fund does not earn interest on foreign margin deposits provided by MLPF&S. The Fund does, however, earn interest on its non-U.S. dollar Cash Assets.  Specifically, the Fund is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund.  Merrill Lynch charges the Fund Merrill Lunch’s cost of financing realized and unrealized losses on such positions.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2007 and 2006 and the period February 1, 2005 (commencement of operations) to December 31, 2005.

	2007		2006		2005
Charges	Dollar Amount	% of Average Month-End Net Assets(2)	Dollar Amount	% of Average Month-End Net Assets(2)	Dollar Amount	% of Average Month-End Net Assets(2)

Other Expenses	$1,060,592	0.22%	$996,583	0.46%	$166,414	0.33%
Sponsor fees (1)	7,766,920	1.58%	4,248,731	1.96%	984,705	1.94%
Management fees	9,953,107	2.04%	4,555,234	2.11%	1,021,481	2.01%
Performance fees	14,101,642	2.89%	5,417,903	2.51%	—	0.00%
Total	$32,882,261	6.73%	$15,218,451	7.04%	$2,172,600	4.28%

(1) net of reimbursement of $5,965 in 2005

(2) for all other purposes

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Assets Value for all other purposes during 2007, 2006 and 2005 equaled $487,404,368, $216,130,543 and $50,868,505, respectively. During 2007, the Fund earned $24,566,411 in interest income, or approximately 5.04% of the Fund’s average month-end Net Assets Value for all other purposes During 2006, the Fund earned $10,650,742 in interest income, or approximately 4.93% of the Fund’s average month-end Net Assets Value for all other purposes.  During 2005, the Fund earned $1,641,584 in interest income, or approximately 3.23% of the Fund’s average month-end Net Asset Value for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2007, 2006 and 2005 round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $9.58, $9.82 and $9.34 , respectively.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class D-SM and Class D-TF do not pay a Sponsor fee.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D, Class D-SM and Class D-TF and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to any sales commissions.

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

Winton and MLAI	Annual performance fees

20% of any New Trading Profits, as defined, generated by the Fund as a whole and allocated for Classes A, C, I, D and D-SM and 15% of any New Trading Profits, as defined, generated by the Fund and allocated for Class D-TF as a whole as of the end of each calendar year. MLAI receives 25% of the annual performance fees.

Winton and MLAI	Management Fees	A flat rate monthly charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate). MLAI receives 25% of management fees.

Others	Operating expenses of the Fund including audit, legal and tax services.	Actual payments to third parties.

MLAI; Others	Ongoing Offering Costs reimbursed	Actual costs incurred.

Regulation

MLAI, Winton and MLPF&S are each subject to regulation by the CFTC and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“the FINRA”)

(d)           Financial Information about Geographic Areas

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange traded, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisor has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of its trading advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to trading advisor misconduct.

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

Trading on Non-U.S. Exchanges

The trading advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and forwards will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Fund is subject to the risk of insolvency of counterparty, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s administrative offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Hopewell Corporate Campus, Building No. 2, 1200 Merrill Lynch Drive – First Floor, Pennington, New Jersey 08534).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

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

(b)                                 Holders:

As of December 31, 2007, there were 6,499 holders of Units including MLAI.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$2,290,381	1,895,383	$1.2084
Feb-07	2,224,923	1,768,057	1.2584
Mar-07	2,349,709	1,991,279	1.1800
Apr-07	1,638,261	1,452,488	1.1279
May-07	2,055,498	1,723,833	1.1924
Jun-07	1,270,405	1,017,300	1.2488
Jul-07	1,093,073	862,181	1.2678
Aug-07	528,453	422,222	1.2516
Sep-07	1,382,445	1,112,990	1.2421
Oct-07	1,203,329	913,551	1.3172
Nov-07	1,118,959	831,445	1.3458
Dec-07	2,219,581	1,612,013	1.3769
Jan-08	2,895,925	2,102,000	1.3777
Feb-08	1,305,519	913,909	1.4285

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$8,061,043	6,794,541	$1.1864
Feb-07	8,365,835	6,776,699	1.2345
Mar-07	13,329,764	11,522,963	1.1568
Apr-07	15,044,810	13,617,678	1.1047
May-07	9,279,296	7,951,410	1.1670
Jun-07	12,668,936	10,374,170	1.2212
Jul-07	8,313,131	6,711,174	1.2387
Aug-07	6,287,231	5,145,454	1.2219
Sep-07	6,587,468	5,436,999	1.2116
Oct-07	5,693,131	4,434,939	1.2837
Nov-07	5,155,204	3,933,769	1.3105
Dec-07	632,121	471,838	1.3397
Jan-08	6,097,899	4,553,049	1.3393
Feb-08	6,247,095	4,502,086	1.3876

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$9,405,997	8,205,528	$1.1463
Feb-07	6,637,998	5,553,880	1.1952
Mar-07	468,998	418,151	1.1216
Apr-07	3,620,000	3,372,775	1.0733
May-07	1,999,999	1,760,253	1.1362
Jun-07	18,782,994	15,765,482	1.1914
Jul-07	2,999,998	2,477,290	1.2110
Aug-07	1,092,999	913,039	1.1971
Sep-07	2,000,000	1,681,520	1.1894
Oct-07	—	—	1.2629
Nov-07	1,324,999	1,025,620	1.2919
Dec-07	1,972,955	1,490,709	1.3235
Jan-08	20,000	15,084	1.3259
Feb-08	219,396	159,387	1.3765

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$2,703,690	2,238,339	$1.2079
Feb-07	1,687,619	1,341,190	1.2583
Mar-07	1,375,065	1,164,816	1.1805
Apr-07	2,385,203	2,113,230	1.1287
May-07	717,845	601,361	1.1937
Jun-07	831,447	664,892	1.2505
Jul-07	1,427,994	1,124,493	1.2699
Aug-07	2,022,985	1,612,968	1.2542
Sep-07	705,840	566,940	1.2450
Oct-07	154,814	117,221	1.3207
Nov-07	266,998	197,791	1.3499
Dec-07	3,076,800	2,226,984	1.3816
Jan-08	2,820,900	2,039,991	1.3828
Feb-08	790,981	551,475	1.4343

CLASS D-SM

	Subscription
	Amount	Units	NAV (1)
Apr-07	$12,000,000	11,180,471	$1.0733
May-07	—	—	1.1362
Jun-07	—	—	1.1914
Jul-07	1,127,403	931,046	1.2109
Aug-07	—	—	1.1970
Sep-07	—	—	1.1894
Oct-07	165,547	131,085	1.2629
Nov-07	485,858	376,080	1.2919
Dec-07	2,546,509	1,924,072	1.3235
Jan-08	1,810,547	1,365,626	1.3258
Feb-08	1,356,925	985,779	1.3765

CLASS D-TF

	Subscription
	Amount	Units	NAV (1)
Apr-07	$—	—	$—
May-07	—	—	—
Jun-07	116,913,460	98,131,157	1.1914
Jul-07	—	—	1.2123
Aug-07	—	—	1.1971
Sep-07	—	—	1.1867
Oct-07	—	—	1.2679
Nov-07	—	—	1.2991
Dec-07	—	—	1.3330
Jan-08			1.3357
Feb-08			1.3901

(1) Beginning of the month Net Asset Value for all other purposes

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D, Class D-SM, Class D-TF and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period February 1, 2005(1) to December 31, 2005

Trading profit (loss)
Realized	$89,611,147	$22,914,555	$(3,305,781)
Change in unrealized	(3,491,204)	8,672,148	2,753,205
Brokerage commissions	(1,996,947)	(1,603,878)	(824,294)
Total trading profit (loss)	84,122,996	29,982,825	(1,376,870)

INVESTMENT INCOME:
Interest	24,566,411	10,650,742	1,641,584

EXPENSES:
Management fees	9,953,107	4,555,234	1,021,481
Performance fees	14,101,642	5,417,903	—
Sponsor fees	7,766,920	4,248,731	990,670
Other	1,060,592	996,583	166,414
Total Expenses before Reimbursement	32,882,261	15,218,451	2,178,565
Sponsor Fee Reimbursement	—	—	(5,965)
Total Expenses	32,882,261	15,218,451	2,172,600

NET INVESTMENT LOSS	(8,315,850)	(4,567,709)	(531,016)

NET INCOME (LOSS)	$75,807,146	$25,415,116	$(1,907,886)

(1) commencement of operations

Balance Sheet Data	December 31, 2007	December 31, 2006	December 31, 2005

Members’ Capital	$607,047,689	$323,050,144	$111,968,042
Net Asset Value per Class A Unit	1.3772	1.2076	1.0696
Net Asset Value per Class C Unit	1.3391	1.1859	1.0621
Net Asset Value per Class D Unit	1.3258	1.1460	1.0034
Net Asset Value per Class I Unit	1.3821	1.2069	1.0636
Net Asset Value per Class D-SM Unit	1.3258
Net Asset Value per Class D-TF Unit	1.3357

For financial reporting purposes in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months. Consequently, as of December 31, 2007 and 2006, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December  31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$55,269,166	$55,249,882	40,117,768	$1.3777	$1.3772
Class C	286,151,621	286,091,149	213,652,153	1.3393	1.3391
Class D	103,239,603	103,236,597	77,864,803	1.3259	1.3258
Class I	52,156,427	52,132,196	37,718,572	1.3828	1.3821
Class D-SM	17,829,738	17,829,738	13,447,784	1.3258	1.3258
Class D-TF	92,508,127	92,508,127	69,259,318	1.3357	1.3357
	$607,154,682	$607,047,689	452,060,398

December 31, 2006

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$38,735,519	$38,711,475	32,056,199	$1.2084	$1.2076
Class C	202,316,205	202,227,228	170,529,199	1.1864	1.1859
Class D	44,963,275	44,952,646	39,225,345	1.1463	1.1460
Class I	37,187,652	37,158,795	30,787,362	1.2079	1.2069
	$323,202,651	$323,050,144	272,598,105

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0223	$1.0633	$1.0295	$1.0836	$1.1068	$1.0828	$1.1560	$1.0872	$1.0553	$1.1191	$1.0717

2006	$1.1029	$1.0768	$1.1124	$1.1783	$1.1326	$1.1180	$1.1124	$1.1577	$1.1428	$1.1565	$1.1869	$1.2084
2007	$1.2584	$1.1800	$1.1279	$1.1924	$1.2488	$1.2678	$1.2516	$1.2421	$1.3172	$1.3458	$1.3769	$1.3777

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0214	$1.0618	$1.0249	$1.0779	$1.1000	$1.0783	$1.1508	$1.0817	$1.0490	$1.1115	$1.0642

2006	$1.0943	$1.0675	$1.1018	$1.1659	$1.1191	$1.1041	$1.0975	$1.1413	$1.1256	$1.1381	$1.1668	$1.1864
2007	$1.2345	$1.1568	$1.1047	$1.1670	$1.2212	$1.2387	$1.2219	$1.2116	$1.2837	$1.3105	$1.3397	$1.3393

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9601	$1.0118	$1.0366	$1.0202	$1.0920	$1.0150	$0.9862	$1.0471	$1.0054

2006	$1.0360	$1.0131	$1.0479	$1.1113	$1.0646	$1.0528	$1.0489	$1.0932	$1.0808	$1.0955	$1.1255	$1.1463
2007	$1.1952	$1.1216	$1.0733	$1.1362	$1.1914	$1.2110	$1.1971	$1.1894	$1.2629	$1.2919	$1.3235	$1.3259

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0226	$1.0633	$1.0265	$1.0808	$1.1014	$1.0742	$1.1485	$1.0792	$1.0478	$1.1115	$1.0658

2006	$1.0972	$1.0715	$1.1073	$1.1732	$1.1283	$1.1154	$1.1100	$1.1558	$1.1414	$1.1553	$1.1862	$1.2079
2007	$1.2583	$1.1805	$1.1287	$1.1937	$1.2505	$1.2699	$1.2542	$1.2450	$1.3207	$1.3499	$1.3816	$1.3828

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D-SM

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	$1.0733	$1.1362	$1.1914	$1.2109	$1.1970	$1.1894	$1.2629	$1.2919	$1.3235	$1.3258

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D-TF

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	$1.1914	$1.2123	$1.1971	$1.1867	$1.2679	$1.2991	$1.3330	$1.3357

Pursuant to CFTC policy, monthly performance is presented from February 1, 2005 (commencement of operations).

ML WINTON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $58,738,451

Current Capitalization: $ 55,269,166

Worst Monthly Drawdown(2):  (6.23)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (10.37)%  (February-March 2007)

Net Asset Value per Unit Class A, December 31, 2007:  $1.3777

Monthly Rates of Return (4)

Month	2007	2006	2005
January	4.14%	2.91%	—
February	(6.23)	(2.37)	2.23%
March	(4.42)	3.31	4.01
April	5.72	5.92	(3.18)
May	4.73	(3.88)	5.25
June	1.52	(1.29)	2.14
July	(1.27)	(0.50)	(2.16)
August	(0.76)	4.07	6.76
September	6.04	(1.29)	(5.95)
October	2.17	1.20	(2.94)
November	2.32	2.63	6.04
December	0.05	1.81	(4.23)

Compound Annual Rate of Return	14.01%	12.76%	7.17%

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

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 37.72%.

ML WINTON FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $307,364,649

Current Capitalization:   $286,151,621

Worst Monthly Drawdown(2):  (6.29)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (10.51)%  (February-March 2007)

Net Asset Value per Unit Class C, December 31, 2007:  $1.3393

Monthly Rates of Return (4)

Month	2007	2006	2005
January	4.05%	2.83%	—
February	(6.29)	(2.45)	2.14%
March	(4.50)	3.21	3.95
April	5.64	5.82	(3.47)
May	4.64	(4.01)	5.17
June	1.43	(1.34)	2.05
July	(1.36)	(0.60)	(1.97)
August	(0.84)	3.99	6.73
September	5.95	(1.38)	(6.01)
October	2.09	1.11	(3.02)
November	2.23	2.52	5.96
December	(0.03)	1.68	(4.25)

Compound Annual Rate of Return	12.89%	11.48%	6.42%

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

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 33.91%.

ML WINTON FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $96,638,811

Current Capitalization:   $103,239,603

Worst Monthly Drawdown(2):  (7.06)% (September 2005)

Worst Peak-to-Valley Drawdown(3):  (10.19)%  (February-March 2007)

Net Asset Value per Unit Class D, December 31, 2007:  $1.3259

Monthly Rates of Return (4)

Month	2007	2006	2005
January	4.27%	3.04%	—
February	(6.16)	(2.21)	—
March	(4.30)	3.44	—
April	5.86	6.05	(3.99)%
May	4.74	(4.20)	5.38
June	1.79	(1.11)	2.45
July	(1.15)	(0.37)	(1.57)
August	(0.64)	4.22	7.04
September	6.18	(1.13)	(7.06)
October	2.30	1.36	(2.84)
November	2.45	2.74	6.18
December	0.18	1.85	(3.98)

Compound Annual Rate of Return	15.64%	14.01%	0.54%

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

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 32.58%.

ML WINTON FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $54,603,506

Current Capitalization:   $52,156,427

Worst Monthly Drawdown(2):  (6.19)% (Febuary 2007)

Worst Peak-to-Valley Drawdown(3):  (10.31)%  (February-March 2007)

Net Asset Value per Unit Class I, December 31, 2007:  $1.3828

Monthly Rates of Return (4)

Month	2007	2006	2005
January	4.17%	2.95%	—
February	(6.19)	(2.34)	2.26%
March	(4.39)	3.34	3.98
April	5.76	5.95	(3.46)
May	4.76	(3.83)	5.29
June	1.55	(1.14)	1.90
July	(1.24)	(0.48)	(2.47)
August	(0.73)	4.13	6.92
September	6.08	(1.25)	(6.04)
October	2.21	1.22	(2.90)
November	2.35	2.67	6.08
December	0.09	1.83	(4.12)

Compound Annual Rate of Return	14.48%	13.33%	6.58%

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

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S.GAAP is 38.21%.

ML WINTON FUTURESACCESS LLC

(CLASS D-SM UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $16,325,317

Current Capitalization:   $17,829,738

Worst Monthly Drawdown(2):  (1.15)% (July 2007)

Worst Peak-to-Valley Drawdown(3):  (2.17)%  (July-August 2007)

Net Asset Value per Unit Class D-SM, December 31, 2007:  $1.3258

Monthly Rates of Return (4)

Month	2007
January	—
February	—
March	—
April	5.86%
May	5.50
June	1.03
July	-1.15
August	-0.64
September	6.18
October	2.30
November	2.44
December	0.18

Compound Annual Rate of Return	23.53%

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

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since July 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S.GAAP is 23.53%.

ML WINTON FUTURESACCESS LLC

(CLASS D-TF UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 2007

Aggregate Subscriptions:    $116,913,460

Current Capitalization:   $92,508,127

Worst Monthly Drawdown(2):  (1.25)% (July 2007)

Worst Peak-to-Valley Drawdown(3):  (2.11)%  (July-August 2007)

Net Asset Value per Unit Class D-TF, December 31, 2007:  $1.3357

Monthly Rates of Return (4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	1.76%
July	-1.25
August	-0.87
September	6.85
October	2.46
November	2.61
December	0.20

Compound Annual Rate of Return	12.11%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since July 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

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

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S.GAAP is 12.11%.

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

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

December 31, 2007	Total Trading Profit (Loss)

Interest Rates	$27,987,381
Agricultural	22,980,789
Currencies	22,469,708
Energy	12,855,981
Metals	2,040,598
Stock Indices	(4,200,844)
84,133,613
Change in Brokerage Commission Payable	$(10,617)
$84,122,996

The Fund posted gains for the year with the interest rates, agricultural, currencies, energy, and metals sectors posting gains while the stock indices posted losses.

The interest rates sector posted profits for the Fund. The year began with gains being posted to the Fund in connection with an increase in the United Kingdom interest rates by the Monetary Policy Committee which led to a strong performance in the short term interest rate positions. However, mid-quarter through the end of the first quarter the sector posted losses for the Fund due to high levels of market volatility. A growing appetite for risk mid-year led to an increase demand not only for stocks across the globe, but also fed through into the fixed income markets, as bonds sold off and short term interest rate expectations increased in both the United States and Europe. Strong returns were also posted to the Fund in the fixed income markets as both short and long term interest rate expectations rose. Profits continued through the middle of the third quarter due to the net long positions in the short term interest rate. However, at the end of the third quarter losses were posted for the Fund due to a number of small losses in short rates which contributed to an overall modest loss. Further credit market problems, a continued housing slow down and increased expectation of further rate cuts from the United States Federal Reserve resulted in U.S. treasuries rallying with the Fund posting strong gains in bonds and short term interest rates in November. This was reversed at year’s end as losses were posted to the Fund due to global bond markets selling off strongly in part to the strong U.S. economic data and also as a result of the Federal Reserve decision to cut rates by twenty five basis points and not by fifty, which some in the market had expected.

The agricultural sector posted profits for the Fund. The agriculture market was soft which attributed to the difficult trading environment resulting in the Fund posting overall losses at the beginning of the year.  However, losses were offset with gains being posted for the Fund mid-quarter through the end of the second quarter. Gains continued to be posted for the Fund mid-quarter through the end of the third quarter as the grain markets outperformed due to global supply constraints supported rising commodity prices. Due to the strong grain markets, the year ended with gains being posted to the Fund.

The currency sector posted profits for the Fund.  The year began with gains being posted to the Fund which were offset with losses mid-quarter through the end of the first quarter.

The strength in both the Euro and British Pounds currencies were the main drivers behind profits being posted to the Fund which continued through the second quarter. Also, market volatility increased at the end of the second quarter leading to strong returns in the currencies markets. In the third quarter the currencies sector posted losses to the Fund due to significant volatility in the market. The New Zealand dollar and the Australian dollar in particular were under severe pressure which produced losses being posted for the Fund at the beginning of the third through the middle of the third quarter.  However, the quarter ended with profits being posted to the Fund due to the continued weakness in the U.S. dollar which led to strong gains in the currencies sector. The continuing weakening of the U.S. dollar was the dominating theme in the currency markets for October. This led to strong gains in both the Euro and British Pounds positions. The fourth quarter ended with losses being posted for the Fund due to market volatility.

The energy sector posted profits for the Fund. In a continuation of the priced action occurring at the end of 2006, the rise in the U.S. equity markets and the decline in crude oil prices led to significant gains at the beginning of the year. However, losses were posted mid-quarter through the end of the first quarter due to volatility in the market. Profits were posted at the beginning through the middle of the second quarter only to be offset at quarter’s end due to the difficulty in trading because of weather conditions and geopolitical pressure. Profits were posted for the Fund at the beginning of the third quarter and at the end due to purchases of crude oil and derived fuels. Strong gains were posted for the Fund in October due a 17% rally in crude oil. Profits continued to be posted for the Fund through the end of the year.

The metals sector posted profits for the Fund.  Profits were generated the middle part of the first quarter which offset losses posted for the Fund at the beginning of the year. Profits continued to be posted for the Fund at the beginning of the second quarter as metals benefited from the re-emergence of stable trends as prices driven by tightening fundamentals and demand growth rallied. Mid-quarter prices were driven down due to profit taking and concerns over the strength of future Chinese demand. The quarter ended with losses due to supply tightness and bouts of increased risk aversion. Gold rallied 6% in October which ensured strong performances in precious metals posting profits for the Fund. Profits continued to be posted for the Fund as the year ended.

The stock indices posted losses for the Fund. Profits were posted for the Fund at the beginning of the year due to the rise in the U.S. equity markets The steady gains made through the middle part of the first quarter were erased in several volatile trading sessions as a sharp drop in the Chinese stock market sparked a sell off in global equities which fed through into the fixed income markets.  The first quarter ended as high levels of market volatility together with increased correlation across asset classes posted losses for the Fund. A recovery in global equity markets at the beginning of the second quarter was one of the main drivers in strong gains being posted for the Fund. Equity markets continued to rally posting profits for the Fund mid-quarter through the end of the second quarter due to a combination of merger and acquisition activity and a growing appetite for risk led to an increased demand for stocks across the globe. However, losses were posted to the Fund at the beginning of the third quarter as investors began scaling back risk tolerance which led to a 3.6% drop in the Standard and Poors 500 Index. The stock market was distinguished by increasing risk awareness and aversion as financial stocks had an especially difficult time due to uncertainties of potential sub-prime related losses. The fourth quarter ended with losses being posted for the Fund.

December 31, 2006	Total Trading Profit (Loss)

Stock Indices	$21,154,405
Currencies	16,389,622
Metals	12,195,775
Agricultural Commodities	(4,398,858)
Energy	(4,946,763)
Interest Rates	(10,337,684)
Total	30,056,497
Change in Brokerage Commission Payable	(73,672)
$29,982,825

The Fund posted gains for the year with stock indices, currencies and the metals sectors posting gains while agricultural commodities, energy and interest rates sectors posted losses.

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

The currency sector posted profits for the Fund. Currencies remained mostly without direction throughout the beginning of the year as financial markets were somewhat range bound with foreign exchange markets in particular enjoying a period of relative calm. The long awaited breaching of the 116 level in the U.S. dollar/Japanese yen led to some volatile price action mid-year as the Japanese yen began to strengthen, heading towards a 113 handle as speculators and domestic end-users repositioned themselves accordingly.  There was also a sharp sell-off seen in several emerging market currencies as the market activity declined due to recent increase in volatility in global financial markets which led to risk reduction in portfolios across the board. The weakening Japanese industrial production and lower retail sales data also assisted the strong gains in fixed income as Japanese bonds surged. Fixed income returns were further bolstered as U.S. and European bonds moved higher. The ongoing backdrop of the Chinese stance towards its currency bands came to the forefront which led to some short term volatility in the Japanese yen valuations. Currency markets dominated activity the end of the year, as the U.S. dollar came under significant pressure. A steady flow of disappointing economic data led to concerns over a U.S. economic slowdown and the prospects of a further US. Federal rate hike became more remote. Foreign exchange volatility increased with the euro leading the charge against the U.S. dollar the resulting market reaction was to push the euro to a 20 month high, while the British sterling rose to its highest level against the U.S. dollar for more than 14 years.

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

December 31, 2005	Total Trading Profit (Loss)

Stock Indices	$6,626,049
Metals	3,780,680
Energy	523,963
Currencies	(796,614)
Agricultural Commodities	(860,741)
Interest Rates	(10,550,224)
Total	(1,276,887)
Brokerage Commission Payable	(99,983)
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

The Fund’s Management fees and Sponsor Fees are a constant percentage of the Fund’s assets. Brokerage Commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  Performance fees payable to Winton and MLAI are based on the new Trading Profits generated by the Fund excluding interest and after reduction of the Brokerage Commissions.

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

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits Winton to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

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

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the years ended December 31, 2007 and 2006, the Fund’s average month-end Net Asset Value for all other purposes was $487,404,368 and $216,130,543, respectively.

	December 31, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agriculture	$746,897	0.15%	$1,816,968	$33,930
Currencies/FX	3,442,041	0.71	7,026,378	293,029
Energy	493,022	0.10	1,349,934	57,256
Interest Rates	34,357,195	7.05	58,968,343	19,875,531
Metals	584,155	0.12	1,163,017	227,208
Stock Indices	2,431,704	0.50	4,289,811	568,124

TOTAL	$42,055,014	8.63%	$74,614,450	$21,055,077

	December 31, 2006
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agriculture	$80,441	0.04%	$262,245	$2,118
Currencies/FX	2,184,455	1.01	8,980,281	32,679
Energy	671,754	0.31	3,771,376	9,055
Interest Rates	19,618,981	9.08	37,250,755	13,933,126
Metals	718,300	0.33	3,352,891	64,439
Stock Indices	3,843,524	1.78	23,632,244	186,815

TOTAL	$27,117,455	12.55%	$77,249,792	$14,228,232

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the  manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Winton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2007, by market sector.

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

Currencies.

The Fund trades in a number of currencies. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.

The Fund’s primary equity exposure is due to various equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals.

The Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2007.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2007.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Winton has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of ongoing process of monitoring Winton with the market risk controls being applied by Winton.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) by Quarter

Eight Quarters through December 31, 2007

	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Total Income (Loss)	$39,133,610	$32,557,515	$59,216,727	$(22,218,445)	$23,317,247	$9,050,821	$515,228	$7,750,271
Total Expenses	11,053,977	9,391,617	8,820,169	3,616,498	6,824,850	3,667,048	2,094,569	2,631,984
Net Income (Loss) (a)	$28,079,633	$23,165,898	$50,396,558	$(25,834,943)	$16,492,397	$5,383,773	$(1,579,341)	$5,118,287

Net Income (Loss) per weighted average Unit (a)	$0.0605	$0.0483	$0.1282	$(0.0844)	$0.0630	$0.0233	$(0.0086)	$0.0404

(a) The Net Income (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

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

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2007, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can only provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2007, the Fund’s internal control over financial report was effective.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund itself has no officers or directors and is managed by MLAI. Trading decisions are made by Winton on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Steven B. Olgin	Vice President and Manager

Thomas W. Lee	Vice President and Manager

Shawn T. Wells	Vice President

Paul Morton is the Chief Executive Officer President and Manager of MLAI, and also serves as the COO for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As COO of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Steven B. Olgin is a Vice President and a Manager of the Manager, is registered with NFA as a principal of the Manager and is a Managing Director of Merrill Lynch Global Private Client (“GPC”).  Before joining the Manager in 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin, from 1986 until 1994.  Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics, and received his Juris Doctor from The John Marshall Law School.  Mr. Olgin was a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for NFA.

Thomas W. Lee is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Shawn Wells is a Vice President of the Manager and the General Counsel, a position he has held since October 2005.  Prior to that time, Mr. Wells served as Senior Associate General Counsel at Franklin Templeton Investments, serving as Chief Counsel of the firm’s International and Alternative Strategies divisions from October 1996 to December 1997 and again from September 1998 to October 2005.  Mr. Wells is a Certified Public Accountant, and received a BBA in Finance and Accounting from the University of Texas at Austin, and his JD from Southern Methodist University, where he was an editor of the SMU Law Review.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Trend-Following Futures Fund L.P., ML Select Futures I L.P., ML APM Global Futures Access LLC, ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Systematic Momentum FuturesAccess LLC, MLChesapeake FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Title of class Percent of class	Name of beneficial owner	Amount and nature of beneficial ownership

Units of Limited Liability Company Interest 15.37%	ML Trend-Following Futures Fund L.P.	70,686,366 Units Class D-TF

(b)           Security Ownership of Management:

As of December 31, 2007, MLAI owned 19,470 Unit-equivalent member interests, which constituted .0043% of the total Units outstanding, and Winton did not own any Units.

c)                                      Changes in Control:

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

The Fund pays MLAI and MLPF&S Brokerage Commissions, Sponsor Fees, and Management fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

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

In 2007, the Fund expensed:  (i) Brokerage Commissions of $1,996,947 to MLPF&S, $9,953,107 in management fees earned by Winton and MLAI; and (ii) Sponsor Fees of $7,766,920.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                Indebtedness of Management:

None.

(d)                               Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2007 and 2006 were $55,500 and $48,779.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2007 and 2006 related to the Fund.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the years ended December 31, 2007 and 2006 were $72,000 and $55,000.

(d)                                 All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohamtsu and their respective affiliates during the year ended December 31, 2007 and 2006.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2007 and 2006	2

	Statements of Operations for the years ended December 31, 2007 and 2006 and for the period February 1, 2005 (commencement of operations) to December 31, 2005	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2007 and 2006 and for the period February 1, 2005 (commencement of operations) to December 31, 2005	4-5

	Financial Data Highlights for the years ended December 31, 2007 and 2006 and for the period February 1, 2005 (commencement of operations) to December 31, 2005	6

	Notes to Financial Statements	7-14

2.	Financial Statement Schedules:

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

Exhibit 3.01:

Is incorporated by reference from Exhibit 3.01 contained in the Registration Statement on Form 10 (File No. 000-51084) under the Securities Exchange Act of 1934, filed on December 20, 2004 (the “Registrant’s Initial Registration Statement”).

3.02	Limited Liability Company Operating Agreement of ML Winton Futures Access LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Initial Registration Statement.

10.01	Customer Agreement between ML Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:

Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-51084) under the Securities Exchange Act, filed on February 2, 2008.

10.02	Advisory Agreement by and among ML Winton FuturesAccess LLC, Winton FuturesAccess Ltd., Winton Capital Management Ltd., and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2008
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2008
Barbra E. Kocsis

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2008
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2008
Thomas W. Lee

/s/ Shawn T. Wells	Vice President	March 31, 2008
Shawn T. Wells

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML WINTON FUTURESACCESS LLC

2007 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

32.01 and 32.02	Section 1350 Certifications