Form 10-Q
period 2008-03-31
ML Winton FuturesAccess LLC
filed 2008-05-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $41,903,515 for 2008 and $51,742,673 for 2007)	$718,779,400	$619,663,052
Net unrealized profit (loss) on open contracts	(5,247,157)	7,934,149
Accrued interest	1,567,367	2,238,652

TOTAL ASSETS	$715,099,610	$629,835,853

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$110,419	$184,272
Management fee payable	1,149,327	986,432
Sponsor fee payable	831,642	724,472
Performance fee payable	15,036,096	13,693,607
Redemptions payable	21,997,669	6,907,980
Initial offering costs payable	94,993	106,994
Due to affiliates	55,507
Other	398,530	184,407

Total liabilities	39,674,183	22,788,164

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	29,160	26,449
Members’ Interest (455,062,686 Units and 452,040,928 Units)	675,396,267	607,021,240

Total members’ capital	675,425,427	607,047,689

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$715,099,610	$629,835,853

NET ASSET VALUE PER UNIT (Note 2)

(Based on 455,082,156 and 452,060,398 Units outstanding, unlimited Units authorized)

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2008	2007
TRADING PROFIT (LOSS):

Realized	$95,037,222	$(21,151,989)
Change in unrealized	(13,181,306)	(4,927,804)
Brokerage commissions	(366,334)	(589,415)

Total trading profit (loss)	81,489,582	(26,669,208)

INVESTMENT INCOME:
Interest	5,100,439	4,450,763

EXPENSES:
Management fee	3,345,743	1,784,723
Sponsor fee	2,420,938	1,617,391
Performance fee	14,975,097	—
Other	402,196	214,384
Total expenses	21,143,974	3,616,498

NET INVESTMENT INCOME (LOSS)	(16,043,535)	834,265

NET INCOME (LOSS)	$65,446,047	$(25,834,943)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	43,219,507	35,660,350
Class C	221,523,083	184,782,719
Class D	77,931,958	51,272,843
Class I	39,566,451	34,262,893
Class D-SM	16,214,393
Class D-TF	67,144,988

Net income (loss) per weighted average Unit
Class A	$0.1404	$(0.0853)
Class C	$0.1344	$(0.0855)
Class D	$0.1432	$(0.0810)
Class I	$0.1468	$(0.0829)
Class D-SM	$0.1345
Class D-TF	$0.1555

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

(unaudited)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	March 31, 2007	December 31, 2007	Subscriptions	Redemptions	March 31, 2008
Class A	32,046,486	5,654,719	(1,070,224)	36,630,981	40,108,055	5,730,431	(3,379,752)	42,458,734
Class C	170,519,442	25,094,203	(4,691,784)	190,921,861	213,642,396	15,886,471	(13,828,091)	215,700,776
Class D	39,225,345	14,177,559	—	53,402,904	77,864,803	174,471	(661,820)	77,377,454
Class I	30,787,362	4,744,345	(107,369)	35,424,338	37,718,572	2,759,710	(2,558,201)	37,920,081
Class D-SM					13,447,784	4,582,796		18,030,580
Class D-TF					69,259,318	—	(5,684,257)	63,575,061

Total Members’ Units	272,578,635	49,670,826	(5,869,377)	316,380,084	452,040,928	29,133,879	(26,112,121)	455,062,686

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—
Class D-SM	—	—	—	—	—	—	—	—
Class D-TF	—	—	—	—	—	—	—	—

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	(Loss)	March 31, 2007	December 31, 2007	Subscriptions	Redemptions	(Loss)	March 31, 2008
Class A	$38,699,738	$6,865,013	$(1,230,798)	$(3,041,516)	$41,292,437	$55,236,501	$8,375,565	$(5,130,440)	$6,069,676	$64,551,302
Class C	202,215,652	29,756,642	(5,337,875)	(15,795,257)	210,839,162	286,078,081	22,538,552	(20,351,831)	29,783,218	318,048,020
Class D	44,952,646	16,512,992	—	(4,155,653)	57,309,985	103,236,597	239,396	(964,753)	11,161,926	113,673,166
Class I	37,158,795	5,766,374	(129,766)	(2,840,938)	39,954,465	52,132,196	3,871,716	(3,897,071)	5,808,339	57,915,180
Class D-SM	—	—	—	—	—	17,829,738	6,477,740	—	2,180,208	26,487,686
Class D-TF	—	—	—	—	—	92,508,127	—	(8,227,183)	10,439,969	94,720,913

Total Members’ Interests	$323,026,831	$58,901,021	$(6,698,439)	$(25,833,364)	$349,396,049	$607,021,240	$41,502,969	$(38,571,278)	$65,443,336	$675,396,267

Class A	$11,737	$—	$—	$(782)	$10,955	$13,381	$—	$—	$1,390	$14,771
Class C	11,576	—	—	(797)	10,779	13,068	—	—	1,321	14,389
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Class D-SM	—	—	—	—	—	—	—	—	—	—
Class D-TF	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$23,313	$—	$—	$(1,579)	$21,734	$26,449	$—	$—	$2,711	$29,160

Total Members’ Capital	$323,050,144	$58,901,021	$(6,698,439)	$(25,834,943)	$349,417,783	$607,047,689	$41,502,969	$(38,571,278)	$65,446,047	$675,425,427

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Winton”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the Sponsor (“Sponsor”) and Manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2008 are as follows:

March 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$64,584,215	$64,566,073	42,468,447	$1.5208	$1.5203
Class C	318,115,058	318,062,409	215,710,533	1.4747	1.4745
Class D	113,674,187	113,673,166	77,377,454	1.4691	1.4691
Class I	57,938,361	57,915,180	37,920,081	1.5279	1.5273
Class D-SM	26,487,686	26,487,686	18,030,580	1.4690	1.4690
Class D-TF	94,720,913	94,720,913	63,575,061	1.4899	1.4899
	$675,520,420	$675,425,427	455,082,156

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$55,269,166	$55,249,882	40,117,768	$1.3777	$1.3772
Class C	286,151,621	286,091,149	213,652,153	1.3393	1.3391
Class D	103,239,603	103,236,597	77,864,803	1.3259	1.3258
Class I	52,156,427	52,132,196	37,718,572	1.3828	1.3821
Class D-SM	17,829,738	17,829,738	13,447,784	1.3258	1.3258
Class D-TF	92,508,127	92,508,127	69,259,318	1.3357	1.3357
	$607,154,682	$607,047,689	452,060,398

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

MLAI, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Winton, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Winton.

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

The Fund, in its normal course of business, enters into various contracts with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Fund’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Sponsor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II		Level III
Net unrealized profit (loss) on open contracts	$(5,247,157)	$(5,247,157)	$	N/A	$	N/A

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Fund is evaluating the implications of FAS 161 on its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Class A

	Jan.	Feb.	Mar.
2007	$1.2584	$1.1800	$1.1279
2008	$1.4285	$1.5377	$1.5208

Class C

	Jan.	Feb.	Mar.
2007	$1.2345	$1.1568	$1.1047
2008	$1.3876	$1.4924	$1.4747

Class D

	Jan.	Feb.	Mar.
2007	$1.1952	$1.1216	$1.0733
2008	$1.3765	$1.4836	$1.4691

Class I

	Jan.	Feb.	Mar.
2007	$1.2583	$1.1805	$1.1287
2008	$1.4343	$1.5444	$1.5279

Class D-SM

	Jan.	Feb.	Mar.
2007	N/A	N/A	N/A
2008	$1.3765	$1.4835	$1.4690

Class D-TF

	Jan.	Feb.	Mar.
2007	N/A	N/A	N/A
2008	$1.3901	$1.5051	$1.4899

Performance Summary

January 1, 2008 to March 31, 2008

The Fund posted profits for the quarter with the interest rates, currencies, agriculture, energy and the metals sectors posting gains while the stock indices sector posted losses.

The interest rates sector posted profits for the Fund. The Fund profited at the beginning of the quarter by rises in bonds and interest rate futures, led by the aggressive U.S. Federal Reserve cutting interest rates by a total of 125 basis points. Profits continued to be posted for the Fund through mid-quarter. The quarter ended with profits being posted for the fund due to the U.S. Federal Reserve lowering overnight rates by 75 basis points to 2.25% which was the 6th reduction since September 2007.

The currency sector posted profits for the Fund. Profits were posted for the Fund throughout the quarter. The U.S. dollar renewed its overall decline mid-quarter with the Fund’s long positions in the Euro benefiting resulting in profits being posted for the Fund. The dominant theme at the end of the quarter was the continued weakness of the U.S. dollar which the Fund exploited primarily with the U.S. dollar versus the Euro and the U.S. dollar versus the Japanese yen posting profits for the Fund.

The agriculture sector posted profits for the Fund. Profits were posted for the Fund at the beginning of the quarter through the middle of the quarter due to the Fund’s long positions in the sector. The reversal of the recent up trends in grains caused losses being posted for the Fund at the end of the quarter.

The energy sector posted profits for the Fund. Losses were posted for the Fund at the beginning of the quarter from the falling back of energy prices from recent highs. The Fund experienced renewed strength in the commodity markets with long positions in the energy sectors posting profits for the Fund at the middle of the quarter which continued through the end of the quarter.

The metals sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the year. The Fund’s long positions in precious metals accounted for much of the gains posted for the Fund in the middle of the quarter. The Fund struggled in the final weeks of the quarter with losses posted for the Fund from precious metals by the subsequent largest one day drop in gold since 1981.

The stock indices posted losses for the Fund. The stock sector suffered the largest losses among the financial sectors as global equities experienced sharp losses to begin the New Year. Despite the overall volatility in global equities, the stock sector posted gains for the Fund mid-quarter through the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2008 and 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $651,944,781 and $345,983,922, respectively.

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$2,636,378	0.40%	$3,763,862	$1,942,039
Currencies	7,881,802	1.21%	9,107,802	5,953,074
Energy	2,367,820	0.36%	3,251,428	1,223,758
Interest Rates	22,433,074	3.44%	25,053,498	17,648,522
Metals	1,697,987	0.26%	2,316,236	1,304,635
Stock Indices	922,925	0.14%	1,569,755	95,514

TOTAL	$37,939,986	5.81%	$45,062,581	$28,167,542

March 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$332,885	0.10%	$765,859	$33,930
Currencies	1,225,462	0.35%	2,641,920	293,029
Energy	253,960	0.07%	431,703	115,880
Interest Rates	39,221,409	11.34%	58,968,343	19,875,531
Metals	520,528	0.15%	700,634	422,600
Stock Indices	3,959,002	1.14%	4,289,811	3,613,874

TOTAL	$45,513,246	13.15%	$67,798,270	$24,354,844

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Winton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

Item 4. Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Fund as of and for the quarter which ended March 31, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter which ended March 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal controls, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Fund’s internal controls over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP include policies and procedures that:

•      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund and Board of Managers of MLAI LLC.

•      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements of the Fund.

Because of its inherent limitations, internal controls over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Fund’s internal controls over financial reporting as March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at March 31, 2008 the Fund’s internal controls over financial reporting was effective.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.  Risk Factors

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$2,895,925	2,102,000	$1.3777
Feb-08	$1,305,519	913,909	1.4285
Mar-08	$4,174,121	2,714,522	1.5377
Apr-08	3,387,092	2,227,178	1.5208

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$6,097,898	4,553,049	$1.3393
Feb-08	6,267,310	4,516,655	1.3876
Mar-08	10,173,344	6,816,767	1.4924
Apr-08	14,855,255	10,073,408	1.4747

CLASS D-SM

	Subscription
	Amount	Units	NAV (1)

Jan-08	$1,810,547	1,365,626	$1.3258
Feb-08	1,356,925	985,779	1.3765
Mar-08	3,310,268	2,231,391	1.4835
Apr-08	10,150,741	6,909,967	1.4690

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$20,000	15,084	$1.3259
Feb-08	219,396	159,387	1.3765
Mar-08	—	—	1.4836
Apr-08	1,004,998	684,091	1.4691

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$2,820,899	2,039,991	$1.3828
Feb-08	790,980	551,475	1.4343
Mar-08	259,837	168,244	1.5444
Apr-08	871,988	570,710	1.5279

CLASS D-TF

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.3357
Feb-08	—	—	1.3901
Mar-08	—	—	1.5051
Apr-08	—	—	1.4899

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

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)