Form 10-Q
period 2008-06-30
ML Winton FuturesAccess LLC
filed 2008-08-13
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Two World Financial Center, 7th Floor

New York, New York 10281

(Address of principal executive offices)

(Zip Code)

212-236-1974

(Registrant’s telephone number, including area code)

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive-First floor, Pennington, New Jersey 08534

(Former name, former address and former fiscal year, if changed since last report)

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

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $51,315,769 for 2008 and $51,742,673 for 2007)	$764,210,829	$619,663,052
Net unrealized profit (loss) on open contracts	30,956,897	7,934,149
Cash	13,072	—
Accrued interest	1,162,719	2,238,652

TOTAL ASSETS	$796,343,517	$629,835,853

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$101,582	$184,272
Management fee payable	1,284,965	986,432
Sponsor fee payable	885,151	724,472
Performance fee payable	24,167,217	13,693,607
Redemptions payable	7,977,692	6,907,980
Initial offering costs payable	82,993	106,994
Other	156,424	184,407

Total liabilities	34,656,024	22,788,164

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	30,651	26,449
Members’ Interest (487,500,513 Units and 452,040,928 Units)	761,656,842	607,021,240

Total members’ capital	761,687,493	607,047,689

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$796,343,517	$629,835,853

NET ASSET VALUE PER UNIT (Note 3)

Based on 487,519,983 and 452,060,398 Units outstanding, unlimited Units authorized

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
TRADING PROFIT (LOSS):

Realized	$15,161,497	$49,310,202	$110,198,719	$28,158,213
Change in unrealized	36,204,054	4,662,529	23,022,748	(265,275)
Brokerage commissions	(283,097)	(540,299)	(649,431)	(1,129,714)

Total trading profit (loss)	51,082,454	53,432,432	132,572,036	26,763,224
INVESTMENT INCOME:
Interest	3,476,838	5,784,295	8,577,277	10,235,058

EXPENSES:
Management fee	3,635,137	2,343,176	6,980,880	4,127,899
Sponsor fee	2,554,712	1,904,344	4,975,650	3,521,735
Performance fee	9,131,120	4,340,552	24,106,218	4,340,552
Other	283,350	232,097	685,546	446,481

Total expenses	15,604,319	8,820,169	36,748,294	12,436,667

NET INVESTMENT INCOME (LOSS)	(12,127,481)	(3,035,874)	(28,171,017)	(2,201,609)

NET INCOME (LOSS)	$38,954,973	$50,396,558	$104,401,019	$24,561,615

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding:
Class A	45,476,078	38,722,453	44,347,793	37,191,401
Class C	226,791,137	210,545,139	224,157,110	197,663,929
Class D	81,049,321	62,187,274	79,490,640	56,730,059
Class I	38,433,821	37,972,825	39,000,136	36,117,859
Class DS (1)*	30,323,905	10,987,809	23,269,149	10,987,809
Class DT (2)*	62,357,583	98,131,157	64,751,285	98,131,157

Net income (loss) per weighted average Unit:
Class A	$0.0807	$0.1397	$0.2197	$0.0637
Class C	$0.0739	$0.1325	$0.2076	$0.0613
Class D	$0.0856	$0.1314	$0.2277	$0.0707
Class I	$0.0819	$0.1407	$0.2296	$0.0692
Class DS (1)*	$0.0958	$0.1382	$0.2185	$0.1382
Class DT (2)*	$0.0888	$0.0209	$0.2467	$0.0209

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and 2007

(unaudited)

					Members’ Capital
	Members’ Capital			Members’ Capital	December 31,			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	June 30, 2007	2007	Subscriptions	Redemptions	June 30, 2008

Class A	32,046,486	9,848,340	(3,600,524)	38,294,302	40,108,055	11,067,692	(6,842,933)	44,332,814
Class C	170,519,442	57,037,461	(14,103,677)	213,453,226	213,642,396	34,661,403	(22,584,655)	225,719,144
Class D	39,225,345	35,076,069	(2,235,281)	72,066,133	77,864,803	11,100,449	(5,402,821)	83,562,431
Class I	30,787,362	8,123,828	(686,547)	38,224,643	37,718,572	3,443,568	(3,590,306)	37,571,834
Class DS(1)*	—	11,180,471	(330,690)	10,849,781	13,447,784	22,037,728	—	35,485,512
Class DT(2)*	—	98,131,157	(1,924,986)	96,206,171	69,259,318	—	(8,430,540)	60,828,778

Total Members’ Units	272,578,635	219,397,326	(22,881,705)	469,094,256	452,040,928	82,310,840	(46,851,255)	487,500,513

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—
Class DS(1)*	—	—	—	—	—	—	—	—
Class DT(2)*	—	—	—	—	—	—	—	—

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

(1) Unit Issued on April 1, 2007.

(2) Unit Issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and 2007

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	(Loss)	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	(Loss)	June 30, 2008
Class A	$38,699,738	$11,829,177	$(4,369,358)	$2,366,752	$48,526,309	$55,236,501	$16,478,090	$(10,519,144)	$9,740,571	$70,936,018
Class C	202,215,652	66,749,684	(16,751,108)	12,107,826	264,322,054	286,078,081	50,183,151	(33,385,889)	46,543,416	349,418,759
Class D	44,952,646	40,915,987	(2,618,075)	4,012,939	87,263,497	103,236,597	16,258,391	(7,909,394)	18,096,158	129,681,752
Class I	37,158,795	9,700,869	(844,815)	2,500,698	48,515,547	52,132,196	4,916,739	(5,542,364)	8,955,080	60,461,651
Class DS(1)*	—	12,000,000	(380,333)	1,518,838	13,138,505	17,829,738	32,121,236	—	5,084,790	55,035,764
Class DT(2)*	—	116,913,460	(2,333,661)	2,053,475	116,633,274	92,508,127	—	(12,362,031)	15,976,802	96,122,898

Total Members’ Interests	$323,026,831	$258,109,177	$(27,297,350)	$24,560,528	$578,399,186	$607,021,240	$119,957,607	$(69,718,822)	$104,396,817	$761,656,842

Class A	$11,737	$—	$—	$577	$12,314	$13,381	$—	$—	$2,164	$15,545
Class C	11,576	—	—	510	12,086	13,068	—	—	2,038	15,106
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Class DS(1)*	—	—	—	—	—	—	—	—	—	—
Class DT(2)*	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$23,313	$—	$—	$1,087	$24,400	$26,449	$—	$—	$4,202	$30,651
Total Members’ Capital	$323,050,144	$258,109,177	$(27,297,350)	$24,561,615	$578,423,586	$607,047,689	$119,957,607	$(69,718,822)	$104,401,019	$761,687,493

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

(1) Unit Issued on April 1, 2007.

(2) Unit Issued on June 1, 2007.

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.      FAIR VALUE OF INVESTMENTS

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

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of June 30, 2008:

	Total	Level I	Level II		Level III
Net unrealized profit (loss) on open contracts	$30,956,897	$30,956,897	$	N/A	$	N/A

3.       NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial		All Other	Financial
	Purposes	Reporting	Number of Units	Purposes	Reporting
Class A	$70,968,550	$70,951,563	44,342,527	$1.6005	$1.6001
Class C	349,478,641	349,433,865	225,728,901	1.5482	1.5480
Class D	129,680,780	129,681,752	83,562,431	1.5519	1.5519
Class I	60,483,851	60,461,651	37,571,834	1.6098	1.6092
Class DS	55,035,764	55,035,764	35,485,512	1.5509	1.5509
Class DT	96,122,899	96,122,898	60,828,778	1.5802	1.5802
	$761,770,485	$761,687,493	487,519,983

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial		All Other	Financial
	Purposes	Reporting	Number of Units	Purposes	Reporting
Class A	$55,269,166	$55,249,882	40,117,768	$1.3777	$1.3772
Class C	286,151,621	286,091,149	213,652,153	1.3393	1.3391
Class D	103,239,603	103,236,597	77,864,803	1.3259	1.3258
Class I	52,156,427	52,132,196	37,718,572	1.3828	1.3821
Class DS	17,829,738	17,829,738	13,447,784	1.3258	1.3258
Class DT	92,508,127	92,508,127	69,259,318	1.3357	1.3357
	$607,154,682	$607,047,689	452,060,398

4.       MARKET AND CREDIT RISK

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

5.       RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Currently, U.S. GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Fund does not expect the adoption of FAS 162 to have an impact on its financial statements.

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$1.2584	$1.1800	$1.1279	$1.1924	$1.2488	$1.2678
2008	$1.4285	$1.5377	$1.5208	$1.5075	$1.5302	$1.6005

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$1.2345	$1.1568	$1.1047	$1.1670	$1.2212	$1.2387
2008	$1.3876	$1.4924	$1.4747	$1.4607	$1.4814	$1.5482

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$1.1952	$1.1216	$1.0733	$1.1362	$1.1914	$1.2110
2008	$1.3765	$1.4836	$1.4691	$1.4581	$1.4819	$1.5519

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$1.2583	$1.1805	$1.1287	$1.1937	$1.2505	$1.2699
2008	$1.4343	$1.5444	$1.5279	$1.5151	$1.5385	1.6098

Class DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	$1.1362	$1.1914	$1.2109
2008	$1.3765	$1.4835	$1.4690	$1.4582	$1.4817	$1.5509

Class DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	N/A	$1.1914	$1.2123
2008	$1.3901	$1.5051	$1.4899	$1.4785	$1.5045	$1.5802

Performance Summary

January 1, 2008 to June 30, 2008

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

April 1, 2008 to June 30, 2008

The Fund posted profits for the quarter with the energy, agriculture, stock indices and currencies sectors posting gains while the metal and interest rate sectors posted losses.

The energy sector posted profits for the fund. The energy sector was the stand out performer for the Fund at the beginning of the quarter with crude oil, unleaded gasoline and natural gas markets all contributing to the profit. The continued boom in crude oil prices dominated the mid-quarter as the price has increased over 50% from the first week of February. Profits continued to be posted to the Fund as the quarter ended in particular with the renewed surge in crude oil.

The agriculture sector posted profits for the Fund. Profits were posted for the Fund at the beginning of the quarter as grains were the top performer for the sector. Losses were posted to the Fund mid-quarter as grains were mixed, tending to net off against each other. Due to the escalation of grain prices profits were posted to the Fund at the end of the quarter.

The stock indices sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter through mid-quarter as financial markets continued to be range bound. June saw a further crystallization of market ranges which had been threatening to break out of their ranges for some time. There was a sharp decline in global equity markets, as the cumulative weight of poor financial figures, inflationary fears and an increase in negative sentiment combined to depress both G7  (seven industrialized nations of the world: Canada, France, Germany, Italy, Japan, United Kingdom, and the United States of America) and the global markets. Most markets fell between 5-10% in June and a technical bear market looks to be in place in the United States where a 20% peak to trough decline has occurred. The Fund was well positioned to benefit from these conditions, with equity indices accounting for nearly half the monthly return as the quarter ended with profits being posted to the Fund.

The currency sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter due to the United States dollar becoming range bound, albeit near its recent lows.  Profits were posted to the Fund mid-quarter through the end of the quarter due to the Fund’s long positions in currencies.

The metals sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter as trends in the markets ebbed and flowed. Gold resumed its uptrend mid-quarter as did a number of base metals posting profits to the Fund through the end of the quarter.

The interest rates sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Fund’s position in long term bonds. Small profits in short term interest rates were offset by equivalent losses in Bonds in the middle of the quarter. Profits continued to be posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2008 and 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $681,531,122 and $398,643,270, respectively.

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$2,107,138	0.31%	$3,763,862	$871,669
Currencies	6,374,310	0.94%	9,107,802	3,712,242
Energy	2,010,443	0.29%	3,251,428	966,249
Interest Rates	24,747,654	3.63%	28,751,157	17,648,522
Metals	1,428,197	0.21%	2,316,237	766,037
Stock Indices	1,664,449	0.24%	4,224,351	95,514

TOTAL	$38,332,191	5.62%	$51,414,836	$24,060,234

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$324,168	0.08%	$765,859	$33,930
Currencies	1,559,508	0.39%	2,641,921	293,028
Energy	184,402	0.05%	431,703	57,256
Interest Rates	36,784,349	9.23%	58,968,343	19,875,531
Metals	443,167	0.11%	700,634	265,629
Stock Indices	2,842,687	0.71%	4,289,811	1,339,072

TOTAL	$42,138,281	10.57%	$67,798,271	$21,864,446

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Winton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

Item 4. Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Fund as of and for the quarter which ended June 30, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter which ended June 30, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal controls, over financial reporting.

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

•  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund and Board of Managers of MLAI.

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

The Fund’s management assessed the effectiveness of the Fund’s internal controls over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at June 30, 2008 the Fund’s internal controls over financial reporting was effective.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$2,895,925	2,102,000	$1.3777
Feb-08	1,305,519	913,909	1.4285
Mar-08	4,174,121	2,714,522	1.5377
Apr-08	3,387,092	2,227,178	1.5208
May-08	2,896,497	1,921,391	1.5075
Jun-08	1,818,936	1,188,692	1.5302
Jul-08	2,335,000	1,458,919	1.6005

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$6,097,898	4,553,049	$1.3393
Feb-08	6,267,310	4,516,655	1.3876
Mar-08	10,173,344	6,816,767	1.4924
Apr-08	14,855,255	10,073,408	1.4747
May-08	7,133,755	4,883,792	1.4607
Jun-08	5,655,588	3,817,732	1.4814
Jul-08	8,688,057	5,611,715	1.5482

CLASS DS

	Subscription
	Amount	Units	NAV (1)

Jan-08	$1,810,547	1,365,626	$1.3258
Feb-08	1,356,925	985,779	1.3765
Mar-08	3,310,268	2,231,391	1.4835
Apr-08	10,150,741	6,909,967	1.4690
May-08	8,173,371	5,605,110	1.4582
Jun-08	7,319,384	4,939,855	1.4817
Jul-08	6,156,293	3,969,497	1.5509

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$20,000	15,084	$1.3259
Feb-08	219,396	159,387	1.3765
Mar-08	—	—	1.4836
Apr-08	1,004,998	684,091	1.4691
May-08	10,013,998	6,867,841	1.4581
Jun-08	4,999,998	3,374,046	1.4819
Jul-08	12,999,000	8,376,184	1.5519

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$2,820,899	2,039,991	$1.3828
Feb-08	790,980	551,475	1.4343
Mar-08	259,837	168,244	1.5444
Apr-08	871,988	570,710	1.5279
May-08	67,415	44,496	1.5151
Jun-08	105,619	68,652	1.5385
Jul-08	1,379,317	856,825	1.6098

CLASS DT

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.3357
Feb-08	—	—	1.3901
Mar-08	—	—	1.5051
Apr-08	—	—	1.4899
May-08	—	—	1.4785
Jun-08	—	—	1.5045
Jul-08	—	—	1.5802

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

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 13, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 13, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)