Form 10-Q
period 2008-09-30
ML Winton FuturesAccess LLC
filed 2008-11-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

212-236-2063

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

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                                     Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
	(unaudited)	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $36,698,673 for 2008 and $51,742,673 for 2007)	$792,161,053	$619,663,052
Net unrealized profit (loss) on open contracts	105,053	7,934,149
Cash	72,951	—
Accrued interest	1,147,960	2,238,652
Other Assets	291,758	—

TOTAL ASSETS	$793,778,775	$629,835,853

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$68,143	$184,272
Management fee payable	1,279,477	986,432
Sponsor fee payable	865,103	724,472
Performance fee payable	11,812,261	13,693,607
Redemptions payable	13,350,495	6,907,980
Initial offering costs payable	70,992	106,994
Other	4,017,675	184,407

Total liabilities	31,464,146	22,788,164

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	28,691	26,449
Members’ Interest (520,466,538 Units and 452,040,928 Units)	762,285,938	607,021,240

Total members’ capital	762,314,629	607,047,689

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$793,778,775	$629,835,853

NET ASSET VALUE PER UNIT (Note 3)
(Based on 520,486,008 and 452,060,398 Units outstanding, unlimited Units authorized)

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
TRADING PROFIT (LOSS):

Realized	$(28,352,200)	$(6,455,238)	$81,846,519	$21,702,975
Change in unrealized	(30,851,844)	31,995,468	(7,829,096)	31,730,193
Brokerage commissions	(261,011)	(429,814)	(910,442)	(1,559,528)

Total trading profit (loss)	(59,465,055)	25,110,416	73,106,981	51,873,640

INVESTMENT INCOME:
Interest	3,632,539	7,447,099	12,209,816	17,682,157

EXPENSES:
Management fee	3,800,396	2,842,149	10,781,276	6,970,048
Sponsor fee	2,580,675	2,058,722	7,556,325	5,580,457
Performance fee	(12,354,958)	4,232,525	11,751,260	8,573,077
Other	358,427	258,221	1,043,973	704,702

Total expenses	(5,615,460)	9,391,617	31,132,834	21,828,284

NET INVESTMENT INCOME (LOSS)	9,247,999	(1,944,518)	(18,923,018)	(4,146,127)

NET INCOME (LOSS)	$(50,217,056)	$23,165,898	$54,183,963	$47,727,513

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding:
Class A	46,558,456	39,498,578	45,084,680	37,960,460
Class C	234,140,456	222,707,215	227,484,892	206,011,691
Class D	92,889,619	75,712,622	83,956,966	63,057,580
Class I	42,555,410	40,473,108	40,185,227	37,569,609
Class DS (1)*	45,105,598	11,411,813	30,547,965	11,199,811
Class DT (2)*	59,280,933	89,699,838	62,927,835	91,807,668

Net income (loss) per weighted average Unit:
Class A	$(0.0994)	$0.0505	$0.1135	$0.1149
Class C	$(0.1001)	$0.0457	$0.1016	$0.1081
Class D	$(0.0919)	$0.0536	$0.1138	$0.1280
Class I	$(0.0946)	$0.0524	$0.1226	$0.1230
Class DS (1)*	$(0.0816)	$0.0489	$0.0460	$0.1854
Class DT (2)*	$(0.0997)	$0.0476	$0.1600	$0.0689

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

(1) Units issued on April 1, 2007.

(2) Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and 2007

(unaudited)

	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital September 30, 2007	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital September 30, 2008
Class A	32,046,486	12,245,733	(4,569,690)	39,722,529	40,108,055	15,091,853	(8,772,898)	46,427,010
Class C	170,519,442	74,331,088	(25,820,679)	219,029,851	213,642,396	51,129,801	(33,032,805)	231,739,392
Class D	39,225,345	40,147,918	(3,857,944)	75,515,319	77,864,803	22,831,658	(11,370,571)	89,325,890
Class I	30,787,362	11,428,229	(3,366,320)	38,849,271	37,718,572	11,355,998	(4,473,410)	44,601,160
Class DS(1)*	—	12,111,517	(1,094,970)	11,016,547	13,447,784	40,935,807	(2,749,330)	51,634,261
Class DT(2)*	—	98,131,157	(17,812,900)	80,318,257	69,259,318	—	(12,520,493)	56,738,825

Total Members’ Units	272,578,635	248,395,642	(56,522,503)	464,451,774	452,040,928	141,345,117	(72,919,507)	520,466,538

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—
Class DS(1)*	—	—	—	—	—	—	—	—
Class DT(2)*	—	—	—	—	—	—	—	—

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

* Class DS and Class DT were previously known as Class D-SM and D-TF, respectively.

(1) Unit Issued on April 1, 2007.

(2) Unit Issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and 2007

(unaudited)

	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2007	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2008
Class A	$38,699,738	$14,833,148	$(5,593,008)	$4,360,290	$52,300,168	$55,236,501	$22,692,478	$(13,418,255)	$5,114,551	$69,625,275
Class C	202,215,652	87,937,514	(31,326,244)	22,274,826	281,101,748	286,078,081	74,805,037	(48,611,957)	23,111,200	335,382,361
Class D	44,952,646	47,008,983	(4,667,336)	8,068,323	95,362,616	103,236,597	34,257,385	(16,613,094)	9,556,848	130,437,736
Class I	37,158,795	13,857,688	(4,355,405)	4,622,448	51,283,526	52,132,196	17,154,873	(6,880,279)	4,927,260	67,334,050
Class DS(1)*	—	13,127,403	(1,291,973)	2,076,887	13,912,317	17,829,738	60,164,637	(4,000,000)	1,403,810	75,398,185
Class DT(2)*	—	116,913,460	(21,398,235)	6,322,733	101,837,958	92,508,127	—	(18,467,848)	10,068,052	84,108,331

Total Members’ Interests	$323,026,831	$293,678,196	$(68,632,201)	$47,725,507	$595,798,333	$607,021,240	$209,074,410	$(107,991,433)	$54,181,721	$762,285,938

Class A	$11,737	$—	$—	$1,057	$12,794	$13,381	$—	$—	$1,188	$14,569
Class C	11,576	—	—	949	12,525	13,068	—	—	1,054	14,122
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—
Class DS(1)*	—	—	—	—	—	—	—	—	—	—
Class DT(2)*	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$23,313	$—	$—	$2,006	$25,319	$26,449	$—	$—	$2,242	$28,691

Total Members’ Capital	$323,050,144	$293,678,196	$(68,632,201)	$47,727,513	$595,823,651	$607,047,689	$209,074,410	$(107,991,433)	$54,183,963	$762,314,629

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts	$105,053	$105,053	N/A	N/A

3.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at September 30, 2008 and December 31, 2007 are as follows:

September 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$69,655,729	$69,639,844	46,436,723	$1.5000	$1.4997
Class C	335,430,400	335,396,483	231,749,149	1.4474	1.4472
Class D	130,437,736	130,437,736	89,325,890	1.4602	1.4602
Class I	67,355,237	67,334,050	44,601,160	1.5102	1.5097
Class DS	75,398,185	75,398,185	51,634,261	1.4602	1.4602
Class DT	84,108,332	84,108,331	56,738,825	1.4824	1.4824
	$762,385,619	$762,314,629	520,486,008

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$55,269,166	$55,249,882	40,117,768	$1.3777	$1.3772
Class C	286,151,621	286,091,149	213,652,153	1.3393	1.3391
Class D	103,239,603	103,236,597	77,864,803	1.3259	1.3258
Class I	52,156,427	52,132,196	37,718,572	1.3828	1.3821
Class DS	17,829,738	17,829,738	13,447,784	1.3258	1.3258
Class DT	92,508,127	92,508,127	69,259,318	1.3357	1.3357
	$607,154,682	$607,047,689	452,060,398

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

5.               RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Fund is evaluating the implications of FAS 161 on its financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 3 to the financial statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2007	$1.2584	$1.1800	$1.1279	$1.1924	$1.2488	$1.2678	$1.2516	$1.2421	$1.3172
2008	$1.4285	$1.5377	$1.5208	$1.5075	$1.5302	$1.6005	$1.5348	$1.4963	$1.5000

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2007	$1.2345	$1.1568	$1.1047	$1.1670	$1.2212	$1.2387	$1.2219	$1.2116	$1.2837
2008	$1.3876	$1.4924	$1.4747	$1.4607	$1.4814	$1.5482	$1.4835	$1.4450	$1.4474

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2007	$1.1952	$1.1216	$1.0733	$1.1362	$1.1914	$1.2110	$1.1971	$1.1894	$1.2629
2008	$1.3765	$1.4836	$1.4691	$1.4581	$1.4819	$1.5519	$1.4903	$1.4548	$1.4602

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2007	$1.2583	$1.1805	$1.1287	$1.1937	$1.2505	$1.2699	$1.2542	$1.2450	$1.3207
2008	$1.4343	$1.5444	$1.5279	$1.5151	$1.5385	$1.6098	$1.5442	$1.5059	$1.5102

Class DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2007	N/A	N/A	N/A	$1.1362	$1.1914	$1.2109	$1.1971	$1.1894	$1.2629
2008	$1.3765	$1.4835	$1.4690	$1.4582	$1.4817	$1.5509	$1.4900	$1.4549	$1.4602

Class DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2007	N/A	N/A	N/A	N/A	N/A	$1.2123	$1.1971	$1.1867	$1.2679
2008	$1.3901	$1.5051	$1.4899	$1.4785	$1.5045	$1.5802	$1.5141	$1.4761	$1.4824

Performance Summary

January 1, 2008 to September 30, 2008

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

July 1, 2008 to September 30, 2008

The Fund posted overall losses for the quarter with the stock indices and the interest rate sector posting gains while the metals, currencies, agriculture and the energy sectors posted losses.

The stock indices sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter. Intervention from the Securities and Exchange Commission to restrict short selling and to prop up beleaguered institutions caused some short term effects, however, equity indices stabilized against the recent bear trend. Due to market volatility, losses were posted to the Fund in the middle of the quarter. High volatility continued to cause the Fund to reduce positions so that the Fund’s margin exposure was at a record low which produced profits being posted to the Fund at the end of the quarter.

The interest rates sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter due to the Fund’s position in long term bonds. The Fund profited from a long bias in bond futures as the 10 year bond yields declined. Profits continued to be posted to the Fund at the end of the quarter as there was a renewed strength in Government bonds worldwide.

The metals sector posted overall losses for the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter as precious metals slipped under downward pressure. Profits were posted to the Fund at the end of the quarter in lieu of the global market volatility.

The currency sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter as currencies were in a state of flux, as the Euro, the Japanese yen and the British pound all softened with the U.S. dollar rising. Losses continued to be posted to the Fund in the middle of the quarter as the long standing negative trend in the U.S. dollar reversed and the U.S. dollar posted a significant recovery with the U.S. dollar index being up. The U.S. dollar continued to rally as the quarter ended posting losses for the Fund.

The agriculture sector posted losses for the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter as grains sectors experienced dramatic price fluctuations. In the grain sector both corn and the soy complex fell significantly. The Fund posted losses at the end of the quarter due to the extreme volatility in the market.

The energy sector posted losses for the fund. Losses were posted to the Fund at the beginning of the quarter due to the fluctuation of crude oil moving from $140 per barrel up to $147 per barrel and then down to $125 per barrel . Losses continued to be posted to the Fund in the middle of the quarter to the end as crude oil continued to fall in price.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2008 and 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $703,465,203 and $ 452,731,023, respectively.

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$1,911,192	0.27%	$3,763,862	$135,712
Currencies	5,785,078	0.82%	10,325,792	1,192,969
Energy	2,069,604	0.29%	4,313,519	461,150
Interest Rates	25,703,394	3.65%	39,784,252	17,648,522
Metals	1,284,303	0.18%	2,479,475	16,372
Stock Indices	3,289,013	0.47%	10,586,469	95,514

TOTAL	$40,042,584	5.68%	$71,253,369	$19,550,239

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$558,275	0.12%	$1,240,260	$33,930
Currencies	2,732,485	0.60%	5,797,524	293,029
Energy	490,940	0.11%	1,349,934	57,256
Interest Rates	34,027,008	7.52%	58,968,343	19,875,531
Metals	473,138	0.10%	861,221	227,208
Stock Indices	2,413,119	0.53%	4,289,811	568,124

TOTAL	$40,694,965	8.98%	$72,507,093	$21,055,078

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$2,895,925	2,102,000	$1.3777
Feb-08	1,305,519	913,909	1.4285
Mar-08	4,174,121	2,714,522	1.5377
Apr-08	3,387,092	2,227,178	1.5208
May-08	2,896,497	1,921,391	1.5075
Jun-08	1,818,936	1,188,692	1.5302
Jul-08	2,276,601	1,422,431	1.6005
Aug-08	1,786,678	1,164,111	1.5348
Sep-08	2,151,109	1,437,619	1.4963
Oct-08	2,009,024	1,339,349	1.5000

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$6,097,898	4,553,049	$1.3393
Feb-08	6,267,310	4,516,655	1.3876
Mar-08	10,173,344	6,816,767	1.4924
Apr-08	14,855,255	10,073,408	1.4747
May-08	7,133,755	4,883,792	1.4607
Jun-08	5,655,588	3,817,732	1.4814
Jul-08	8,688,113	5,611,751	1.5482
Aug-08	9,475,838	6,387,488	1.4835
Sep-08	6,457,936	4,469,159	1.4450
Oct-08	5,457,647	3,770,656	1.4474

CLASS DS

	Subscription
	Amount	Units	NAV (1)

Jan-08	$1,810,547	1,365,626	$1.3258
Feb-08	1,356,925	985,779	1.3765
Mar-08	3,310,268	2,231,391	1.4835
Apr-08	10,150,741	6,909,967	1.4690
May-08	8,173,371	5,605,110	1.4582
Jun-08	7,319,384	4,939,855	1.4817
Jul-08	6,156,293	3,969,497	1.5509
Aug-08	7,111,047	4,772,515	1.4900
Sep-08	14,776,061	10,156,067	1.4549
Oct-08	11,272,719	7,719,983	1.4602

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$20,000	15,084	$1.3259
Feb-08	219,396	159,387	1.3765
Mar-08	—	—	1.4836
Apr-08	1,004,998	684,091	1.4691
May-08	10,013,998	6,867,841	1.4581
Jun-08	4,999,998	3,374,046	1.4819
Jul-08	12,998,995	8,376,181	1.5519
Aug-08	5,000,000	3,355,028	1.4903
Sep-08	—		1.4548
Oct-08	499,998	342,418	1.4602

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$2,820,899	2,039,991	$1.3828
Feb-08	790,980	551,475	1.4343
Mar-08	259,837	168,244	1.5444
Apr-08	871,988	570,710	1.5279
May-08	67,415	44,496	1.5151
Jun-08	105,619	68,652	1.5385
Jul-08	1,376,561	855,113	1.6098
Aug-08	9,432,829	6,108,554	1.5442
Sep-08	1,428,745	948,763	1.5059
Oct-08	889,997	589,324	1.5102

CLASS DT

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.3357
Feb-08	—	—	1.3901
Mar-08	—	—	1.5051
Apr-08	—	—	1.4899
May-08	—	—	1.4785
Jun-08	—	—	1.5045
Jul-08	—	—	1.5802
Aug-08	—	—	1.5141
Sep-08	—	—	1.4761
Oct-08	—	—	1.4824

(1) Net Asset Value for all other purposes.

(b)  None.

(c)  None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) and Bank of America Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on the terms and conditions set forth therein, a wholly owned subsidiary of Bank of America will merge into Merrill Lynch and Merrill Lynch will continue as the surviving corporation as a wholly owned subsidiary of Bank of America (the “Merger).  The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and is scheduled to close in the first quarter of 2009 or earlier, subject to shareholder approval at both companies, customary closing conditions and standard regulatory approvals.

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

ML WINTON FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 14, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)