Form 10-K
period 2008-12-31
ML Winton FuturesAccess LLC
filed 2009-03-31
CIK 1309136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes  ☐   No  ☒

The Units of the limited liability company interest registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2009 units of limited liability company interest with an aggregate Net Asset Value of $809,655,563 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2008 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2008, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at
1-866-MER-ALTS.

ML WINTON FUTURESACCESS LLC

ANNUAL REPORT FOR 2008 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch” or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

As of December 31, 2008, the Net Asset Value of the Fund for all other purposes was $804,047,550 and the Net Asset Value per Unit for all other purposes, $1.6443 for Class A, $1.5829 for Class C, $1.6065 for Class D, $1.6571 for Class I, $1.6046 for Class DS and $1.6423 for Class DT. The Net Asset Value and Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $803,988,560 and $1.6440 for Class A, $1.5827 for Class C, $1.6066 for Class D, $1.6566 for Class I, $1.6046 for Class DS and $1.6425 for Class DT.

The highest month-end Net Asset Value per Unit for all other purposes for Class A since Winton began trading the Fund was $1.6443 (December 31, 2008) and the lowest was $1.0223 (February 28, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class C since Winton began trading the Fund was $1.5829 (December 31, 2008) and the lowest was  $1.0214 (February 28, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class I since Winton began trading the Fund was $1.6571 (December 31, 2008) and the lowest was $1.0226 (February 28, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since Winton began trading the Fund was $1.6065 (December 31, 2008) and the lowest was $0.9601 (April 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class DS since Winton began trading the Fund was $1.6046 (December 31, 2008) and the lowest was $1.0733 (March 31, 2007). The highest month-end Net Asset Value per Unit for all other purposes for Class DT since Winton began trading the Fund was $1.6423 (December 31, 2008) and the lowest was $1.1914 (May 31, 2007).

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
		% of Average		% of Average		% of Average
	Dollar	Month-End	Dollar	Month-End	Dollar	Month-End
Charges	Amount	Net Assets (1)	Amount	Net Assets (1)	Amount	Net Assets (1)
Other Expenses	$1,848,834	0.25%	$1,060,592	0.22%	$996,583	0.46%
Sponsor fees	10,272,451	1.42%	7,766,920	1.58%	4,248,731	1.96%
Management fees	14,943,538	2.06%	9,953,107	2.04%	4,555,234	2.11%
Performance fees	30,491,051	4.20%	14,101,642	2.89%	5,417,903	2.51%
Total	$57,555,874	7.93%	$32,882,261	6.73%	$15,218,451	7.04%

(1) for all other purposes

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Assets Value for all other purposes during 2008, 2007 and 2006 equaled $725,896,624, $487,404,368, and $216,130,543, respectively.  During 2008, the Fund earned $12,915,952 in interest income, or approximately 1.78% of the Fund’s average month-end Net Assets Value for all other purposes.  During 2007, the Fund earned $24,566,411 in interest income, or approximately 5.04% of the Fund’s average month-end Net Assets Value for all other purposes. During 2006, the Fund earned $10,650,742 in interest income, or approximately 4.93% of the Fund’s average month-end Net Assets Value for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2008, 2007 and 2006 round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $7.16, $9.58 and $9.82, respectively.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class DS and Class DT do not pay a Sponsor fee.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, Class DS and Class DT Units are not subject to any sales commissions.

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

20% of any New Trading Profits, as defined, generated by the Fund as a whole and allocated for Classes A, C, I, D and DS and 15% of any New Trading Profits, as defined, generated by the Fund and allocated for Class DT as a whole as of the end of each calendar year. MLAI receives 25% of the annual performance fees.

Winton and MLAI	Management Fees	A flat rate monthly net charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT which charges 1.50%. MLAI receives 25% of management fees.

Others	Operating expenses of the Fund including audit, legal and tax services.	Actual payments to third parties.

MLAI; Others	Ongoing Offering Costs reimbursed	Actual costs incurred.

Regulation

MLAI, Winton and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”)

(d)           Financial Information about Geographic Areas

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

Possibility of Additional Government or Market Regulation

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general. In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund, its Manager (MLAI) the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of the Fund’s members.

Forward Trading

The Fund will trade currencies in the forward markets in addition to trading in the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Two World Financial Center, 7th Floor, New York , New York, 10281).  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)           Holders:

As of December 31, 2008, there were 6,698 holders of Units including MLAI.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-08	$2,895,925	2,102,000	$1.3777
Feb-08	1,305,519	913,909	1.4285
Mar-08	4,174,121	2,714,522	1.5377
Apr-08	3,387,092	2,227,178	1.5208
May-08	2,896,497	1,921,391	1.5075
Jun-08	1,818,936	1,188,692	1.5302
Jul-08	2,276,601	1,422,431	1.6005
Aug-08	1,786,678	1,164,111	1.5348
Sep-08	2,151,109	1,437,619	1.4963
Oct-08	2,009,024	1,339,349	1.5000
Nov-08	903,184	579,968	1.5573
Dec-08	607,871	375,716	1.6179
Jan-09	2,016,403	1,226,299	1.6443
Feb-09	1,172,901	708,573	1.6553

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-08	$6,097,898	4,553,049	$1.3393
Feb-08	6,267,310	4,516,655	1.3876
Mar-08	10,173,344	6,816,767	1.4924
Apr-08	14,855,255	10,073,408	1.4747
May-08	7,133,755	4,883,792	1.4607
Jun-08	5,655,588	3,817,732	1.4814
Jul-08	8,688,113	5,611,751	1.5482
Aug-08	9,475,838	6,387,488	1.4835
Sep-08	6,457,936	4,469,159	1.4450
Oct-08	5,457,647	3,770,656	1.4474
Nov-08	5,368,229	3,575,244	1.5015
Dec-08	3,774,886	2,421,817	1.5587
Jan-09	6,451,430	4,075,703	1.5829
Feb-09	5,081,580	3,191,747	1.5921

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$20,000	15,084	$1.3259
Feb-08	219,396	159,387	1.3765
Mar-08	—	—	1.4836
Apr-08	1,004,998	684,091	1.4691
May-08	10,013,998	6,867,841	1.4581
Jun-08	4,999,998	3,374,046	1.4819
Jul-08	12,998,995	8,376,181	1.5519
Aug-08	5,000,000	3,355,028	1.4903
Sep-08	—	—	1.4548
Oct-08	499,998	342,418	1.4602
Nov-08	858,549	565,653	1.5178
Dec-08	—	—	1.5787
Jan-09	5,367,524	3,341,129	1.6065
Feb-09	1,990,000	1,228,926	1.6193

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-08	$2,820,899	2,039,991	$1.3828
Feb-08	790,980	551,475	1.4343
Mar-08	259,837	168,244	1.5444
Apr-08	871,988	570,710	1.5279
May-08	67,415	44,496	1.5151
Jun-08	105,619	68,652	1.5385
Jul-08	1,376,561	855,113	1.6098
Aug-08	9,432,829	6,108,554	1.5442
Sep-08	1,428,745	948,763	1.5059
Oct-08	889,997	589,324	1.5102
Nov-08	334,333	213,168	1.5684
Dec-08	697,547	427,969	1.6299
Jan-09	837,729	505,539	1.6571
Feb-09	3,674,993	2,202,309	1.6687

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-08	$1,810,547	1,365,626	$1.3258
Feb-08	1,356,925	985,779	1.3765
Mar-08	3,310,268	2,231,391	1.4835
Apr-08	10,150,741	6,909,967	1.4690
May-08	8,173,371	5,605,110	1.4582
Jun-08	7,319,384	4,939,855	1.4817
Jul-08	6,156,293	3,969,497	1.5509
Aug-08	7,111,047	4,772,515	1.4900
Sep-08	14,776,061	10,156,067	1.4549
Oct-08	11,272,719	7,719,983	1.4602
Nov-08	3,093,540	2,039,114	1.5171
Dec-08	12,292,033	7,793,084	1.5773
Jan-09	1,242,710	774,467	1.6046
Feb-09	5,628,413	3,480,129	1.6173

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	$1.3357
Feb-08	—	—	1.3901
Mar-08	—	—	1.5051
Apr-08	—	—	1.4899
May-08	—	—	1.4785
Jun-08	—	—	1.5045
Jul-08	—	—	1.5802
Aug-08	—	—	1.5141
Sep-08	—	—	1.4761
Oct-08	—	—	1.4824
Nov-08	—	—	1.5452
Dec-08	—	—	1.6117
Jan-09	—	—	1.6423
Feb-09	—	—	1.6568

(1) Beginning of the month Net Asset Value for all other purposes

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006

Trading profit (loss)
Realized	$168,699,930	$89,611,147	$22,914,555
Change in unrealized	6,796,965	(3,491,204)	8,672,148
Brokerage commissions	(1,087,424)	(1,996,947)	(1,603,878)
Total trading profit (loss)	174,409,471	84,122,996	29,982,825

INVESTMENT INCOME:
Interest	12,915,952	24,566,411	10,650,742

EXPENSES:
Management fees	14,943,538	9,953,107	4,555,234
Performance fees	30,491,051	14,101,642	5,417,903
Sponsor fees	10,272,451	7,766,920	4,248,731
Other	1,848,834	1,060,592	996,583
Total Expenses	57,555,874	32,882,261	15,218,451

NET INVESTMENT LOSS	(44,639,922)	(8,315,850)	(4,567,709)

NET INCOME (LOSS)	$129,769,549	$75,807,146	$25,415,116

Balance Sheet Data	December 31, 2008	December 31, 2007	December 31, 2006

Members’ Capital	$803,988,560	$607,047,689	$323,050,144
Net Asset Value per Class A Unit	1.6440	1.3772	1.2076
Net Asset Value per Class C Unit	1.5827	1.3391	1.1859
Net Asset Value per Class D Unit	1.6066	1.3258	1.1460
Net Asset Value per Class I Unit	1.6566	1.3821	1.2069
Net Asset Value per Class DS Unit	1.6046	1.3258
Net Asset Value per Class DT Unit	1.6425	1.3357

For financial reporting purposes in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months. Consequently, as of December 31, 2008 and 2007, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

 December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$75,408,044	$75,393,264	45,859,129	$1.6443	$1.6440
Class C	340,596,360	340,557,702	215,178,830	1.5829	1.5827
Class D	117,361,002	117,366,051	73,051,567	1.6065	1.6066
Class I	71,377,362	71,357,222	43,073,827	1.6571	1.6566
Class DS	111,014,511	111,018,099	69,186,442	1.6046	1.6046
Class DT	88,290,271	88,296,222	53,758,785	1.6423	1.6425
	$804,047,550	$803,988,560	500,108,580

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$55,269,166	$55,249,882	40,117,768	$1.3777	$1.3772
Class C	286,151,621	286,091,149	213,652,153	1.3393	1.3391
Class D	103,239,603	103,236,597	77,864,803	1.3259	1.3258
Class I	52,156,427	52,132,196	37,718,572	1.3828	1.3821
Class DS	17,829,738	17,829,738	13,447,784	1.3258	1.3258
Class DT	92,508,127	92,508,127	69,259,318	1.3357	1.3357
	$607,154,682	$607,047,689	452,060,398

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0223	$1.0633	$1.0295	$1.0836	$1.1068	$1.0828	$1.1560	$1.0872	$1.0553	$1.1191	$1.0717

2006	$1.1029	$1.0768	$1.1124	$1.1783	$1.1326	$1.1180	$1.1124	$1.1577	$1.1428	$1.1565	$1.1869	$1.2084
2007	$1.2584	$1.1800	$1.1279	$1.1924	$1.2488	$1.2678	$1.2516	$1.2421	$1.3172	$1.3458	$1.3769	$1.3777
2008	$1.4285	$1.5377	$1.5208	$1.5075	$1.5302	$1.6005	$1.5348	$1.4963	$1.5000	$1.5573	$1.6179	$1.6443

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0214	$1.0618	$1.0249	$1.0779	$1.1000	$1.0783	$1.1508	$1.0817	$1.0490	$1.1115	$1.0642
2006	$1.0943	$1.0675	$1.1018	$1.1659	$1.1191	$1.1041	$1.0975	$1.1413	$1.1256	$1.1381	$1.1668	$1.1864
2007	$1.2345	$1.1568	$1.1047	$1.1670	$1.2212	$1.2387	$1.2219	$1.2116	$1.2837	$1.3105	$1.3397	$1.3393
2008	$1.3876	$1.4924	$1.4747	$1.4607	$1.4814	$1.5482	$1.4835	$1.4450	$1.4474	$1.5015	$1.5587	$1.5829

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9601	$1.0118	$1.0366	$1.0202	$1.0920	$1.0150	$0.9862	$1.0471	$1.0054
2006	$1.0360	$1.0131	$1.0479	$1.1113	$1.0646	$1.0528	$1.0489	$1.0932	$1.0808	$1.0955	$1.1255	$1.1463
2007	$1.1952	$1.1216	$1.0733	$1.1362	$1.1914	$1.2110	$1.1971	$1.1894	$1.2629	$1.2919	$1.3235	$1.3259
2008	$1.3765	$1.4836	$1.4691	$1.4581	$1.4819	$1.5519	$1.4903	$1.4548	$1.4602	$1.5178	$1.5787	$1.6065

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0226	$1.0633	$1.0265	$1.0808	$1.1014	$1.0742	$1.1485	$1.0792	$1.0478	$1.1115	$1.0658
2006	$1.0972	$1.0715	$1.1073	$1.1732	$1.1283	$1.1154	$1.1100	$1.1558	$1.1414	$1.1553	$1.1862	$1.2079
2007	$1.2583	$1.1805	$1.1287	$1.1937	$1.2505	$1.2699	$1.2542	$1.2450	$1.3207	$1.3499	$1.3816	$1.3828
2008	$1.4343	$1.5444	$1.5279	$1.5151	$1.5385	$1.6098	$1.5442	$1.5059	$1.5102	$1.5684	$1.6299	$1.6571

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	$1.0733	$1.1362	$1.1914	$1.2109	$1.1970	$1.1894	$1.2629	$1.2919	$1.3235	$1.3258
2008	$1.3765	$1.4835	$1.4690	$1.4582	$1.4817	$1.5509	$1.4900	$1.4549	$1.4602	$1.5171	$1.5773	$1.6046

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	$1.1914	$1.2123	$1.1971	$1.1867	$1.2679	$1.2991	$1.3330	$1.3357
2008	$1.3901	$1.5051	$1.4899	$1.4785	$1.5045	$1.5802	$1.5141	$1.4761	$1.4824	$1.5452	$1.6117	$1.6423

ML WINTON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $84,951,008

Current Capitalization: $75,408,044

Worst Monthly Drawdown(2):  (6.23)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (10.37)%  (February-March 2007)

Net Asset Value per Unit Class A, December 31, 2008:  $1.6443

Monthly Rates of Return (4)

Month	2008	2007	2006
January	3.69%	4.14%	2.91%
February	7.64	(6.23)	(2.37)
March	(1.10)	(4.42)	3.31
April	(0.87)	5.72	5.92
May	1.51	4.73	(3.88)
June	4.59	1.52	(1.29)
July	(4.10)	(1.27)	(0.50)
August	(2.51)	(0.76)	4.07
September	0.25	6.04	(1.29)
October	3.82	2.17	1.20
November	3.89	2.32	2.63
December	1.63	0.05	1.81
Compound Annual Rate of Return	19.36%	14.01%	12.76%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 64.40%.

ML WINTON FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $396,770,448

Current Capitalization:   $340,596,360

Worst Monthly Drawdown(2):  (6.29)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (10.51)%  (February-March 2007)

Net Asset Value per Unit Class C, December 31, 2008:  $1.5829

Monthly Rates of Return (4)

Month	2008	2007	2006
January	3.61%	4.05%	2.83%
February	7.55	(6.29)	(2.45)
March	(1.19)	(4.50)	3.21
April	(0.95)	5.64	5.82
May	1.42	4.64	(4.01)
June	4.51	1.43	(1.34)
July	(4.18)	(1.36)	(0.60)
August	(2.60)	(0.84)	3.99
September	0.17	5.95	(1.38)
October	3.74	2.09	1.11
November	3.81	2.23	2.52
December	1.55	(0.03)	1.68
Compound Annual Rate of Return	18.19%	12.89%	11.48%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 58.27%.

ML WINTON FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $132,254,743

Current Capitalization:   $117,361,002

Worst Monthly Drawdown(2):  (7.06)% (September 2005)

Worst Peak-to-Valley Drawdown(3):  (10.20)%  (February-March 2007)

Net Asset Value per Unit Class D, December 31, 2008:  $1.6065

Monthly Rates of Return (4)

Month	2008	2007	2006
January	3.82	4.27%	3.04%
February	7.78	(6.16)	(2.21)
March	(0.98)	(4.30)	3.44
April	(0.75)	5.86	6.05
May	1.63	4.74	(4.20)
June	4.72	1.79	(1.11)
July	(3.97)	(1.15)	(0.37)
August	(2.38)	(0.64)	4.22
September	0.37	6.18	(1.13)
October	3.94	2.30	1.36
November	4.01	2.45	2.74
December	1.76	0.18	1.85
Compound Annual Rate of Return	21.15%	15.64%	14.01%

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

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 60.66%.

ML WINTON FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $73,680,256

Current Capitalization:   $71,377,362

Worst Monthly Drawdown(2):  (6.19)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (10.30)%  (February-March 2007)

Net Asset Value per Unit Class I, December 31, 2008:  $1.6571

Monthly Rates of Return (4)

Month	2008	2007	2006
January	3.72%	4.17%	2.95%
February	7.68	(6.19)	(2.34)
March	(1.07)	(4.39)	3.34
April	(0.84)	5.76	5.95
May	1.54	4.76	(3.83)
June	4.63	1.55	(1.14)
July	(4.08)	(1.24)	(0.48)
August	(2.48)	(0.73)	4.13
September	0.29	6.08	(1.25)
October	3.85	2.21	1.22
November	3.92	2.35	2.67
December	1.67	0.09	1.83
Compound Annual Rate of Return	19.82%	14.48%	13.33%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S.GAAP is 65.66%.

ML WINTON FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $103,148,246

Current Capitalization:   $111,014,511

Worst Monthly Drawdown(2):  (3.93)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (6.20)%  (July-August 2008)

Net Asset Value per Unit Class DS, December 31, 2008:  $1.6046

Monthly Rates of Return (4)

Month	2008	2007
January	3.82%	—
February	7.77	—
March	(0.98)	—
April	(0.74)	5.86%
May	1.61	5.50
June	4.67	1.03
July	(3.93)	(1.15)
August	(2.36)	(0.64)
September	0.36	6.18
October	3.90	2.30
November	3.97	2.44
December	1.73	0.18
Compound Annual Rate of Return	21.02%	23.53%

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

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S.GAAP is 49.50%.

(6)  Class DS was previously known as Class D-SM.

ML WINTON FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 2007

Aggregate Subscriptions:    $116,913,460

Current Capitalization:   $88,290,271

Worst Monthly Drawdown(2):  (4.18)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (6.59)%  (July-August 2008)

Net Asset Value per Unit Class DT, December 31, 2008:  $1.6423

Monthly Rates of Return (4)

Month	2008	2007
January	4.07%	—
February	8.27	—
March	(1.01)	—
April	(0.77)	—
May	1.76	—
June	5.03	1.76%
July	(4.18)	(1.25)
August	(2.51)	(0.87)
September	0.43	6.85
October	4.24	2.46
November	4.30	2.61
December	1.90	0.20
Compound Annual Rate of Return	22.96%	12.11%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S.GAAP is 37.85%.

(6)  Class DT was previously known as Class D-TF.

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

December 31, 2008

Total Trading
Profit (Loss)
Interest Rates	$78,006,545
Agricultural	677,429
Currencies	14,971,254
Energy	17,240,490
Metals	8,194,946
Stock Indices	55,223,686
174,314,350
Change in Brokerage Commission Payable	95,121
$174,409,471

The Fund posted gains for the year in all sectors which are interest rates, stock indices, energy, currencies, metals and agriculture. Despite the disastrous market conditions in the financial markets during the fourth quarter, the Fund posted profits as it continued to operate a below normal level of risk out of respect for the market’s extreme behaviors.

The interest rates sector posted profits for the Fund. The Fund profited at the beginning of the year by rises in bonds and interest rate futures, led by the aggressive U.S. Federal Reserve cutting interest rates by a total of 125 basis points. Profits continued to be posted for the Fund through mid-quarter. The first quarter ended with profits being posted to the fund due to the U.S. Federal Reserve lowering overnight rates by 75 basis points to 2.25% which was the sixth reduction since September 2007. Losses were posted to the Fund at the beginning of the second quarter due to the Fund’s position in long term bonds. Small profits in short term interest rates were offset by equivalent losses in other bond positions in the middle of the quarter. Profits were posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter only to be reversed in the middle of the quarter due to the Fund’s position in long term bonds. The Fund profited from a long bias in bond futures as the 10 year bond yields declined. Profits continued to be posted to the Fund at the end of the third quarter as there was a renewed strength in Government bonds worldwide. The year ended with profits being posted to the Fund throughout the fourth quarter. In December, the 10 year note yields in the United States fell which helped the bond sector post profits to the Fund.

The stock indices posted profits for the Fund. The stock sector suffered the largest losses among the financial sectors as global equities experienced sharp losses to begin the New Year. Despite the overall volatility in global equities, the stock sector posted gains for the Fund mid-quarter through the end of the quarter. Losses were posted to the Fund at the beginning of the second quarter through mid-quarter as financial markets continued to be range bound. June saw a further crystallization of market ranges which had been threatening to break out of their ranges for some time. There was a sharp decline in global equity markets, as the cumulative weight of poor financial figures, inflationary fears and an increase in negative sentiment combined to depress both G7  (seven industrialized nations of the world: Canada, France, Germany, Italy, Japan, United Kingdom, and the United States of America) and the global markets. Most markets fell between 5-10% in June and a technical bear market looks to be in place in the United States where a 20% peak to trough decline has occurred. The Fund was well positioned to benefit from these conditions, with equity indices accounting for nearly half the monthly return as the quarter ended with profits being posted to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to intervention from the Securities and Exchange Commission to restrict short selling and to prop up beleaguered institutions caused some short term effects, however, equity indices stabilized against the recent bear trend. Due to market volatility, losses were posted to the Fund in the middle of the third quarter. High volatility continued to cause the Fund to reduce positions so that the Fund’s margin exposure was at a record low which produced profits being posted to the Fund at the end of the quarter. The Fund’s short positions in the equity indices posted profits to the Fund in October and November. The year ended with the stock indices sector posting profits to the Fund in spite of the market volatility.

The energy sector posted profits for the Fund. Losses were posted for the Fund at the beginning of the first. quarter from the falling back of energy prices from recent highs. The Fund experienced renewed strength in the commodity markets with long positions in the energy sectors posting profits for the Fund at the middle of the quarter which continued through the end of the quarter. The energy sector was the stand out performer for the Fund at the beginning of the second quarter with crude oil, unleaded gasoline and natural gas markets all contributing to the profit. The continued boom in crude oil prices dominated the mid-quarter as the price has increased over 50% from the first week of February. Profits continued to be posted to the Fund at the end of the second quarter ended in particular with the renewed surge in crude oil. Losses were posted to the Fund at the beginning of the third quarter due to the fluctuation of crude oil moving from $140 per barrel up to $147 per barrel and then down to $125 per barrel . Losses continued to be posted to the Fund in the middle of the third quarter to the end as crude oil continued to fall in price. Losses were posted to the Fund at the beginning of the fourth quarter as crude oil continues to fluctuate in price.  Profits were posted to the Fund mid-quarter through the end of the quarter in spite of the crude oil continuing its sharp decline. Profits were posted to the Fund as the year ended due to the Fund’s short positions in the Energy sector.

The currency sector posted profits for the Fund. Profits were posted for the Fund throughout the first quarter. The U.S. dollar renewed its overall decline mid-quarter with the Fund’s long positions in the Euro benefiting resulting in profits being posted for the Fund. The dominant theme at the end of the first quarter was the continued weakness of the U.S. dollar which the Fund exploited primarily with the U.S. dollar versus the Euro and the U.S. dollar versus the Japanese yen posting profits for the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the United States dollar becoming range bound, albeit near its recent lows.  Profits were posted to the Fund mid-quarter through the end of the quarter due to the Fund’s long positions in currencies. Losses were posted to the Fund at the beginning of the third quarter as currencies were in a state of flux, as the Euro, the Japanese yen and the British pound all softened with the U.S. dollar rising. Losses continued to be posted to the Fund in the middle of the third quarter as the long standing negative trend in the U.S. dollar reversed and the U.S. dollar posted a significant recovery with the U.S. dollar index being up. The U.S. dollar continued to rally as the quarter ended posting losses for the Fund. Profits were posted to the Fund at the beginning of the fourth quarter due to the Fund’s long positions in the U.S. dollar versus the British pound and the Canadian dollar. Profits continued to be posted to the Fund mid-quarter in lieu of a volatile market. Currency markets were more erratic in December, with certain pairs reversing recent trends such as the British pound versus the Euro which caused a reduction in profits and losses in this sector.

The metals sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the year. The Fund’s long positions in precious metals accounted for much of the gains posted for the Fund in the middle of the quarter. The Fund struggled in the final weeks of the first quarter with losses posted for the Fund from precious metals by the subsequent largest one day drop in gold since 1981. Losses were posted to the Fund at the beginning of the second quarter as trends in the markets ebbed and flowed. Gold resumed its uptrend mid-quarter as did a number of base metals posting profits to the Fund through the end of the second quarter. Losses were posted to the Fund at the beginning through the middle of the third quarter as precious metals slipped under downward pressure. Profits were posted to the Fund at the end of the quarter in lieu of the global market volatility. Profits continued to be posted to the Fund at the beginning through the middle of the fourth quarter as gold prices were up in November. A small loss was posted to the Fund at the end of the year due to the volatility in the global markets.

The agriculture sector posted profits for the Fund. Profits were posted for the Fund at the beginning of the first quarter through the middle of the quarter due to the Fund’s long positions in the sector. The reversal of the recent up trends in grains caused losses being posted for the Fund at the end of the first quarter. Profits were posted for the Fund at the beginning of the second quarter as grains were the top performer for the sector. Losses were posted to the Fund mid-quarter as grains were mixed, tending to net off against each other. Due to the escalation of grain prices profits were posted to the Fund at the end of the quarter. Losses were posted to the Fund at the beginning through the middle of the third quarter as grains sectors experienced dramatic price fluctuations. In the grain sector both corn and the soy complex fell significantly. Losses were posted to the Fund at the end of the third quarter due to the extreme volatility in the market. The year ended with profits being posted to the Fund in November only due to extreme global market volatility.

December 31, 2007

Total Trading
Profit (Loss)
Interest Rates	$27,987,381
Agricultural	22,980,789
Currencies	22,469,708
Energy	12,855,981
Metals	2,040,598
Stock Indices	(4,200,844)
84,133,613
Change in Brokerage Commission Payable	(10,617)
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

During all periods set forth above “Selected Financial Data”, the interest rates in many countries were at unusually low levels.  The low interest rates in the United States negatively impacted revenues because interest income is typically a major component of the Fund’s profitability.  In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

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

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have no material impact on the Fund.

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

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

(The Fund has no applicable off-balance sheet arrangements or contractual obligations and tabular disclosures of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

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

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2008, 2007 and 2006, the Fund’s average month-end Net Asset Value for all other purposes was $725,896,624, $487,404,368 and $216,130,543, respectively.

December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$1,555,708	0.21%	$3,763,862	$135,712
Currencies/FX	4,584,934	0.63%	10,325,792	348,541
Energy	1,633,598	0.23%	4,313,519	183,431
Interest Rates	26,875,457	3.70%	39,784,252	17,648,522
Metals	1,030,926	0.14%	2,479,475	16,372
Stock Indices	2,585,955	0.36%	10,586,469	95,514

TOTAL	$38,266,578	5.27%	$71,253,369	$18,428,092

December 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$746,897	0.15%	$1,816,968	$33,930
Currencies/FX	3,442,041	0.71%	7,026,378	293,029
Energy	493,022	0.10%	1,349,934	57,256
Interest Rates	34,357,195	7.05%	58,968,343	19,875,531
Metals	584,155	0.12%	1,163,017	227,208
Stock Indices	2,431,704	0.50%	4,289,811	568,124

TOTAL	$42,055,014	8.63%	$74,614,450	$21,055,077

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

The following were the primary trading risk exposures of the Fund as of December 31, 2008, by market sector.

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

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2008.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2008.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in Australian dollars, British pounds and Euros.

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

Risk Management

Winton attempts to control risk in all aspects of Winton’s investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  Winton double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, Winton seeks to control overall risk as well as the risk of any one position, and Winton trades only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  Winton factors the point of exit into the decision to enter (stop loss).  The size of Winton’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2008

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2008	2008	2008	2008	2007	2007	2007	2007
Total Income (Loss)	$102,008,626	$(55,832,516)	$54,559,292	$86,590,021	$39,133,610	$32,557,515	$59,216,727	$(22,218,445)
Total Expenses	26,423,040	(5,615,460)	15,604,319	21,143,974	11,053,977	9,391,617	8,820,169	3,616,498
Net Income (Loss)	$75,585,586	$(50,217,056)	$38,954,973	$65,446,047	$28,079,633	$23,165,898	$50,396,558	$(25,834,943)

Net Income (Loss) per weighted average Unit (a)	$0.1433	$(0.0965)	$0.0804	$0.1406	$0.0605	$0.0483	$0.1282	$(0.0844)

(a) The Net Income (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2008, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting at December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2008, the Fund’s internal control over financial report was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Winton on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Thomas W. Lee	Vice President and Manager

Justin C. Ferri	Vice President and Manager

Paul Morton is the Chief Executive Officer, President, and Manager of MLAI. He also serves as the Chief Operating Officer for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As Chief Operating Officer of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as Chief Operating Officer of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting.

Thomas W. Lee is Vice President and Manager of MLAI. He is also a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Justin C. Ferri is Vice President and Manager of MLAI. He is also a Managing Director within the MLPF&S Structured and Alternative Solutions (SAS) group and is a Vice President of IQ Investment Advisors LLC.  Prior to his role in SAS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and Head of Global Private Client Rampart Equity Derivatives group.  Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of MPower Advisors LLC from 1999 to 2002. He graduated with a Bachelor of Arts Degree from Loyola College in Baltimore, Maryland.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Apect Futures Access LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, Systematic Momentum FuturesAccess II LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

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

(b)           Security Ownership of Management:

As of December 31, 2008, MLAI owned 19,470 Unit-equivalent member interests, which constituted ..0039% of the total Units outstanding, and Winton did not own any Units.

c)             Changes in Control:

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)           Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of Merrill Lynch. However, none of the fees paid by the Fund to such Merrill Lynch affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

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

In 2008, the Fund expensed:  (i) Brokerage Commissions of $1,087,424 to MLPF&S, $14,943,538 in management fees earned by Winton and MLAI; and (ii) Sponsor Fees of $10,272,451.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI during 2008 would be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2008 and 2007 were $55,500 and $55,500, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2008 and 2007 related to the Fund.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the years ended December 31, 2008 and 2007 were $72,000 and $72,000, respectively.

(d)                                 All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2008 and 2007 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):	Page:

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2008 and 2007	2

	Statements of Operations for the years ended December 31, 2008, 2007 and 2006	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2008, 2007 and 2006	4

	Financial Data Highlights for the years ended December 31, 2008, 2007 and 2006	6

	Notes to Financial Statements	9

2.	Financial Statement Schedules:

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

Exhibit 10.01:

Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-51084) under the Securities Exchange Act, filed on February 5, 2009.

10.02	Advisory Agreement by and among ML Winton FuturesAccess LLC, Winton FuturesAccess Ltd., Winton Capital Management Ltd., and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2009
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2009
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2009
Thomas W. Lee

/s/ Justin C. Ferri	Vice President and Manager	March 31, 2009
Justin C. Ferri

 (Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML WINTON FUTURESACCESS LLC

2008 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications