Form 10-Q
period 2009-03-31
ML Winton FuturesAccess LLC
filed 2009-05-15
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2009 499,832,926 units of membership were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $38,235,439 for 2009 and $40,230,744 for 2008)	$810,693,507	$849,579,676
Net unrealized profit on open contracts	—	14,731,114
Cash	252,348	163,743
Accrued interest	4,472	39,428

TOTAL ASSETS	$810,950,327	$864,513,961

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$97,682	$89,151
Management fee payable	1,313,576	1,400,958
Sponsor fee payable	717,439	902,258
Redemptions payable	16,831,808	27,903,546
Perfomance fee payable	136,080	29,843,518
Initial offering costs payable	46,990	58,993
Net unrealized loss on open contracts	1,366,529	—
Other	308,983	326,977

Total liabilities	20,819,087	60,525,401

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	30,826	31,415
Members’ Interest (499,813,456 Units and 500,089,110 Units)	790,100,414	803,957,145
Total members’ capital	790,131,240	803,988,560

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$810,950,327	$864,513,961

NET ASSET VALUE PER UNIT (SEE NOTE 4)

(Based on 499,832,926 and 500,108,580 Units outstanding, unlimited Units authorized)

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2009	2008
TRADING PROFIT (LOSS):

Realized	$9,292,135	$95,037,222
Change in unrealized, net	(16,097,643)	(13,181,306)
Brokerage commissions	(181,189)	(366,334)

Total trading profit (loss)	(6,986,697)	81,489,582

INVESTMENT INCOME:
Interest	55,697	5,100,439

EXPENSES:
Management fee	3,999,305	3,345,743
Sponsor fee	2,626,833	2,420,938
Performance fee	583	14,975,097
Other	295,838	402,196
Total expenses	6,922,559	21,143,974

NET INVESTMENT LOSS	(6,866,862)	(16,043,535)

NET INCOME (LOSS)	$(13,853,559)	$65,446,047

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	47,560,872	43,219,507
Class C	216,536,584	221,523,083
Class D	77,522,038	77,931,958
Class I	43,458,423	39,566,451
Class DS*	72,859,473	16,214,393
Class DT**	52,578,873	67,144,988

Net income (loss) per weighted average Unit
Class A	$(0.0295)	$0.1404
Class C	$(0.0311)	$0.1344
Class D	$(0.0229)	$0.1432
Class I	$(0.0272)	$0.1468
Class DS*	$(0.0238)	$0.1345
Class DT**	$(0.0197)	$0.1555

*Class DS was previously known as Class D-SM.  Units issued on April 2, 2007.

**Class DT was previously known as Class D-TF.  Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital March 31, 2009
Class A	40,108,055	5,730,431	(3,379,752)	42,458,734	45,849,416	4,268,304	(2,143,990)	47,973,730
Class C	213,642,396	15,886,471	(13,828,091)	215,700,776	215,169,073	10,389,224	(19,428,207)	206,130,090
Class D	77,864,803	174,471	(661,820)	77,377,454	73,051,567	5,500,229	—	78,551,796
Class I	37,718,572	2,759,710	(2,558,201)	37,920,081	43,073,827	3,041,521	(4,061,573)	42,053,775
Class DS*	13,447,784	4,582,796		18,030,580	69,186,442	5,990,030	(1,590,610)	73,585,862
Class DT**	69,259,318	—	(5,684,257)	63,575,061	53,758,785	—	(2,240,582)	51,518,203

Total Members’ Units	452,040,928	29,133,879	(26,112,121)	455,062,686	500,089,110	29,189,308	(29,464,962)	499,813,456

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

*Class DS was previously known as Class D-SM.  Units issued on April 2, 2007.

**Class DT was previously known as Class D-TF.  Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2009

Class A	$55,236,501	$8,375,565	$(5,130,440)	$6,069,676	$64,551,302	$75,377,293	$7,031,067	$(3,519,272)	$(1,403,459)	$77,485,629
Class C	286,078,081	22,538,552	(20,351,831)	29,783,218	318,048,020	340,542,258	16,472,281	(30,563,973)	(6,723,540)	319,727,026
Class D	103,236,597	239,396	(964,753)	11,161,926	113,673,166	117,366,051	8,857,523	—	(1,772,631)	124,450,942
Class I	52,132,196	3,871,716	(3,897,071)	5,808,339	57,915,180	71,357,222	5,066,718	(6,729,030)	(1,180,424)	68,514,487
Class DS*	17,829,738	6,477,740	—	2,180,208	26,487,686	111,018,099	9,666,212	(2,579,492)	(1,737,149)	116,367,670
Class DT**	92,508,127	—	(8,227,183)	10,439,969	94,720,913	88,296,222	—	(3,705,795)	(1,035,767)	83,554,660

Total Members’ Interest	$607,021,240	$41,502,969	$(38,571,278)	$65,443,336	$675,396,267	$803,957,145	$47,093,801	$(47,097,562)	$(13,852,970)	$790,100,414

Class A	$13,381	$—	$—	$1,390	$14,771	$15,971	$—	$—	$(281)	$15,690
Class C	13,068	—	—	1,321	14,389	15,444	—	—	(308)	15,136

Total Sponsor’s Interest	$26,449	$—	$—	$2,711	$29,160	$31,415	$—	$—	$(589)	$30,826

Total Members’ Capital	$607,047,689	$41,502,969	$(38,571,278)	$65,446,047	$675,425,427	$803,988,560	$47,093,801	$(47,097,562)	$(13,853,559)	$790,131,240

*Class DS was previously known as Class D-SM.  Units issued on April 2, 2007.

**Class DT was previously known as Class D-TF.  Units issued on June 1, 2007.

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

In the opinion of management, these interim financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition as of March 31, 2009 and December 31, 2008 are as follows:

3/31/2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	332	$233,802	0.03%	(1,803)	$(381,185)	-0.05%	$(147,383)	-0.02%	May 2009 - December 2010
Currencies	470	(260,323)	-0.03%	(2,010)	(5,784,224)	-0.73%	(6,044,547)	-0.77%	May 2009 - June 2009
Energy	36	(59,380)	-0.01%	(89)	176,002	0.02%	116,622	0.01%	May 2009
Interest rates	12,502	6,374,233	0.81%	(478)	(14,429)	0.00%	6,359,804	0.80%	June 2009 - March 2010
Metals	162	(159,938)	-0.02%	(390)	(1,032,380)	-0.13%	(1,192,318)	-0.15%	May 2009 - July 2009
Stock indices	—	—	0.00%	(717)	(458,707)	-0.06%	(458,707)	-0.06%	April 2009 - May 2009

Total		$6,128,394	0.78%		$(7,494,923)	-0.96%	$(1,366,529)	-0.19%

12/31/2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	197	$390,804	0.05%	(2,131)	$(3,807,410)	-0.47%	$(3,416,606)	-0.42%	January 09 - November 10
Currencies	759	1,426,021	0.18%	(1,366)	(4,720,175)	-0.59%	(3,294,154)	-0.41%	March 09
Energy	—	—	0.00%	(313)	1,169,490	0.15%	1,169,490	0.15%	January 09 - December 10
Interest rates	10,483	17,823,721	2.21%	(88)	(21,657)	0.00%	17,802,064	2.21%	January 09 - June 10
Metals	238	(635,812)	-0.08%	(558)	3,463,278	0.42%	2,827,466	0.34%	January 09 - April 09
Stock indices	10	1,903	0.00%	(384)	(359,049)	-0.04%	(357,146)	-0.04%	January 09 - March 09

Total		$19,006,637	2.36%		$(4,275,523)	-0.53%	$14,731,114	1.83%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of March 31, 2009 and December 31, 2008.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of March 31, 2009 and December 31, 2008 are as follows:

3/31/2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$6,128,394	$(7,494,923)	$(1,366,529)
Forwards	—	—	—
Total	6,128,394	(7,494,923)	(1,366,529)

12/31/2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$19,006,637	$(4,275,523)	$14,731,114
Forwards	—	—	—
Total	19,006,637	(4,275,523)	14,731,114

3.    FAIR VALUE OF INVESTMENTS

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

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in equity in commodity futures trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statement of Operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

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

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments. These closing prices are observed through the clearing broker and third party pricing services. For non exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

Upon adoption of SFAS No. 157, the Fund determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward contracts.

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and March 31, 2009:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
12/31/2008	$14,731,114	$14,731,114	N/A	N/A
03/31/2009	$(1,366,529)	$(1,366,529)	N/A	N/A

The Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Income and Expenses and Partners’ Capital.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The disclosure about the objectives and strategies for using derivatives is described in Note 1. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statement of financial condition and statement of operations respectively. There are no credit related contingent features embedded in these derivative contracts.

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

4.   NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2009 and December 31, 2008 are as follows:

March 31, 2009

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$77,514,956	$77,501,319	47,983,443	$1.6155	$1.6152
Class C	319,775,814	319,742,162	206,139,847	1.5513	1.5511
Class D	124,444,071	124,450,942	78,551,796	1.5842	1.5843
Class I	68,533,574	68,514,487	42,053,775	1.6297	1.6292
Class DS	116,362,371	116,367,670	73,585,862	1.5822	1.5814
Class DT	83,547,446	83,554,660	51,518,203	1.6217	1.6218
	$790,178,232	$790,131,240	499,832,926

December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$75,408,044	$75,393,264	45,859,129	$1.6443	$1.6440
Class C	340,596,360	340,557,702	215,178,830	1.5829	1.5827
Class D	117,361,002	117,366,051	73,051,567	1.6065	1.6066
Class I	71,377,362	71,357,222	43,073,827	1.6571	1.6566
Class DS	111,014,511	111,018,099	69,186,442	1.6046	1.6046
Class DT	88,290,271	88,296,222	53,758,785	1.6423	1.6425
	$804,047,550	$803,988,560	500,108,580

5.    MARKET AND CREDIT RISK

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

6.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed beginning in the second quarter 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable performance measure to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 3 to the financial statements.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2008	$1.4285	$1.5377	$1.5208
2009	$1.6553	$1.6464	$1.6155

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2008	$1.3876	$1.4924	$1.4747
2009	$1.5921	$1.5822	$1.5513

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2008	$1.3765	$1.4836	$1.4691
2009	$1.6193	$1.6126	$1.5842

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2008	$1.4343	$1.5444	$1.5279
2009	$1.6687	$1.6603	$1.6297

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2008	$1.3765	$1.4835	$1.4690
2009	$1.6173	$1.6106	$1.5822

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2008	$1.3901	$1.5051	$1.4899
2009	$1.6568	$1.6500	$1.6217

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2009.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Fund capital decreased 1.72% from $803,988,560 to $790,131,240.  This decrease was attributable to the net loss from operations of $13,853,559, coupled with the redemption of 29,464,962 Redeemable Units of Limited Fund Interest resulting in an outflow of $47,097,562.  The cash outflow was offset with cash inflow of $47,093,802 due to subscription of 29,189,308 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”‘) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  As a result, actual results could differ from these estimates.

Statement of Cash Flows

The Fund has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations and Statement of Changes in Members’ Capital.

Fair Value Measurements

The Fund adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statement of Operations and Statement of Changes in Members’ Capital.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statement of Operations and Statement of Changes in Members’ Capital.

Income Taxes

Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Fund’s income and expenses and Members’ Capital.

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended March 31, 2009 and that no provision for income tax is required in the Fund’s financial statements.

Results of Operations

January 1, 2009 through March 31, 2009

The Fund experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $6,805,508.  The Fund posted overall losses for the quarter with the stock indices, agriculture and the energy sectors posting gains while the metals, interest rates and currencies sectors posting losses.

The stock indices sector posted profits for the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter as the global financial and commodity markets worsened. No regions, countries, sectors or companies appeared to be immune from the recessionary conditions. Against this recessionary background and with volatility levels still elevated, the Fund kept its low margin exposure as profits were made in short positions in equities with most stock indices falling more than 10% in February. March proved a difficult month to navigate as markets either reversed previous direction or simply became range bound resulting in losses being posted to the Fund.

The agriculture sector posted profits for the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter. The continued plunge in demand and concomitant build up in stock levels kept a lid on prices in February. Grain markets came under renewed price pressure as the Fund profited from short positions in grains. Losses were posted to the Fund at the end of the quarter due to volatility in the markets.

The energy sector posted profits for the Fund throughout the quarter as a rally in energy derived from crude oil prices.

The metals sector posted losses for the Fund. Profits were posted to the Fund at the beginning of the quarter. Losses were posted for the Fund from the middle to the end of the quarter due to the commodity sector mixed with the main features being the vacillations in the gold price making it hard to gain headway.

The interest rates sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due to losses in Bonds as yields rose in the United States. It is the Fund’s plan to gradually loosen up “Government Paper” only approach for the cash held by the Fund. The Fund intends to make a tactical shift to allocate small percentages to Agency Paper, Corporate Bonds and in due course Commodity Cash and Carries. Yields in the 10 year bond markets firmed up fractionally but not enough to offset losses posted to the Fund in the middle of the quarter. The macro economic background continues to weigh heavily on sentiment, and the discussion or implementation of aggressive “quantitative easing” by governments created sharp moves during the month of March. The short term rates continue to decline at the end of the quarter resulting in profits being posted to the Fund.

The currency sector posted losses for the Fund. Profits were posted to the Fund at the beginning of the quarter as the U.S. dollar and the Japanese yen remain strong while the British sterling remained under pressure. Losses were posted to the Fund in the middle of the quarter from the fluctuating currency markets where losses occurred from the weakening of the U.S. dollar. The long exposure in the U.S. dollar was damaged by both the increasing indebtedness of the United States following President Obama’s latest fiscal stimulus package and rumors of it being sidelined as the reserve currency and the Japanese yen position also suffered posting losses as the quarter ended.

January 1, 2008 to March 31, 2008

The Fund experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $81,855,916.  Gains were primarily attributable to the Fund’s trading in interest rates, currencies, agriculture, energy and the metals sectors posting gains while the stock indices sectors posted losses.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2009 and 2008, the Fund’s average Month-end Net Asset Value for all other purposes was approximately  $ 803,126,683 and $651,944,781 respectively.

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$451,324	0.06%	$1,353,972	$366,479
Currencies/FX	948,326	0.12%	2,844,978	509,255
Energy	82,457	0.01%	247,371	34,560
Interest Rates	28,442,500	3.54%	85,327,500	27,456,396
Metals	86,972	0.01%	260,917	38,385
Stock Indices	238,284	0.03%	714,853	196,419

TOTAL	$30,249,863	3.77%	$90,749,591	$28,601,494

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$2,636,378	0.40%	$3,763,862	$1,942,039
Currencies/FX	7,881,802	1.21%	9,107,802	5,953,074
Energy	2,367,820	0.36%	3,251,428	1,223,758
Interest Rates	22,433,074	3.44%	25,053,498	17,648,522
Metals	1,697,987	0.26%	2,316,236	1,304,635
Stock Indices	922,925	0.14%	1,569,755	95,514

TOTAL	$37,939,986	5.81%	$45,062,581	$28,167,542

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors during the latest fiscal quarter that has materially affected or is reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 31, 2009.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)            Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$2,016,403	1,226,299	$1.6443
Feb-09	1,172,901	708,573	1.6553
Mar-09	3,841,763	2,333,432	1.6464
Apr-09	2,392,607	1,481,032	1.6155

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$6,451,429	4,075,703	$1.5829
Feb-09	5,081,580	3,191,747	1.5921
Mar-09	4,939,272	3,121,774	1.5822
Apr-09	7,230,339	4,660,826	1.5513

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$5,367,524	3,341,129	$1.6065
Feb-09	1,990,000	1,228,926	1.6193
Mar-09	1,499,999	930,174	1.6126
Apr-09	—	—	1.5842

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$837,728	505,539	$1.6571
Feb-09	3,674,992	2,202,309	1.6687
Mar-09	553,998	333,673	1.6603
Apr-09	3,154,692	1,935,750	1.6297

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$1,242,710	774,467	$1.6046
Feb-09	5,628,413	3,480,129	1.6173
Mar-09	2,795,089	1,735,434	1.6106
Apr-09	3,131,252	1,979,050	1.5822

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.6423
Feb-09	—	—	1.6568
Mar-09	—	—	1.6500
Apr-09	—	—	1.6217

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

ML WINTON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2009	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2009
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)