Form 10-Q
period 2009-06-30
ML Winton FuturesAccess LLC
filed 2009-08-14
CIK 1309136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2009, 510,035,507 units of membership were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $42,335,142 for 2009 and $40,230,744 for 2008)	$766,292,991	$849,579,676
Net unrealized profit on open contracts	1,455,713	14,731,114
Cash	180,025	163,743
Accrued interest	5,068	39,428

TOTAL ASSETS	$767,933,797	$864,513,961

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$129,398	$89,151
Management fee payable	1,247,688	1,400,958
Sponsor fee payable	633,965	902,258
Redemptions payable	14,942,519	27,903,546
Perfomance fee payable	136,080	29,843,518
Initial offering costs payable	—	58,993
Other	220,105	326,977

Total liabilities	17,309,755	60,525,401

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units)	28,635	31,415
Members’ Interest (510,016,037 Units and 500,089,110 Units)	750,595,407	803,957,145
Total members’ capital	750,624,042	803,988,560

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$767,933,797	$864,513,961

NET ASSET VALUE PER UNIT (SEE NOTE 4)

(Based on 510,035,507 and 500,108,580 Units outstanding, unlimited Units authorized)

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
TRADING PROFIT (LOSS):
Realized	$(52,125,598)	$15,161,497	$(42,833,463)	$110,198,719
Change in unrealized, net	2,822,242	36,204,054	(13,275,401)	23,022,748
Brokerage commissions	(212,090)	(283,097)	(393,279)	(649,431)

Total trading profit (loss)	(49,515,446)	51,082,454	(56,502,143)	132,572,036

INVESTMENT INCOME:
Interest	2,262	3,476,838	57,959	8,577,277

EXPENSES:
Management fee	3,762,352	3,635,137	7,761,657	6,980,880
Sponsor fee	2,385,181	2,554,712	5,012,014	4,975,650
Performance fee	—	9,131,120	583	24,106,218
Other	362,205	283,350	658,043	685,546
Total expenses	6,509,738	15,604,319	13,432,297	36,748,294

NET INVESTMENT LOSS	(6,507,476)	(12,127,481)	(13,374,338)	(28,171,017)

NET INCOME (LOSS)	$(56,022,922)	$38,954,973	$(69,876,481)	$104,401,019

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	48,979,642	45,476,078	48,270,257	44,347,793
Class C	209,075,085	226,791,137	212,805,834	224,157,110
Class D	78,638,663	81,049,321	78,080,351	79,490,640
Class I	42,846,904	38,433,821	43,152,664	39,000,136
Class DS*	84,210,073	30,323,905	78,534,773	23,269,149
Class DT**	49,966,844	62,357,583	51,272,858	64,751,285

Net income (loss) per weighted average Unit
Class A	$(0.1417)	$0.0807	$(0.1441)	$0.2197
Class C	$(0.1444)	$0.0739	$(0.1421)	$0.2076
Class D	$(0.1279)	$0.0856	$(0.1288)	$0.2277
Class I	$(0.1402)	$0.0819	$(0.1397)	$0.2296
Class DS*	$(0.1228)	$0.0958	$(0.1317)	$0.2185
Class DT**	$(0.1267)	$0.0888	$(0.1234)	$0.2467

*Class DS was previously known as Class D-SM.  Units issued on April 2, 2007.

**Class DT was previously known as Class D-TF.  Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2007	Subscriptions	Redemptions	June 30, 2008	December 31, 2008	Subscriptions	Redemptions	June 30, 2009
Class A	40,108,055	11,067,692	(6,842,933)	44,332,814	45,849,416	7,557,025	(5,780,371)	47,626,070
Class C	213,642,396	34,661,403	(22,584,655)	225,719,144	215,169,073	20,105,646	(35,072,419)	200,202,300
Class D	77,864,803	11,100,449	(5,402,821)	83,562,431	73,051,567	5,630,530	—	78,682,097
Class I	37,718,572	3,443,568	(3,590,306)	37,571,834	43,073,827	5,803,864	(8,220,091)	40,657,600
Class DS*	13,447,784	22,037,728	—	35,485,512	69,186,442	25,366,760	—	94,553,202
Class DT**	69,259,318	—	(8,430,540)	60,828,778	53,758,785	360,850	(5,824,867)	48,294,768

Total Members’ Units	452,040,928	82,310,840	(46,851,255)	487,500,513	500,089,110	64,824,675	(54,897,748)	510,016,037

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

*Class DS was previously known as Class D-SM.  Units issued on April 2, 2007.

**Class DT was previously known as Class D-TF.  Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited)

	Members' Capital December 31, 2007	Subscriptions	Redemptions	Net Income	Members' Capital June 30, 2008	Members' Capital December 31, 2008	Subscriptions	Redemptions	Net Loss	Members' Capital June 30, 2009
Class A	$55,236,501	$16,478,090	$(10,519,144)	$9,740,571	$70,936,018	$75,377,293	$12,228,316	$(9,108,922)	$(6,941,940)	$71,554,747
Class C	286,078,081	50,183,151	(33,385,889)	46,543,416	349,418,759	340,542,258	31,197,907	(53,436,339)	(30,189,475)	288,114,351
Class D	103,236,597	16,258,391	(7,909,394)	18,096,158	129,681,752	117,366,051	9,057,523	—	(10,058,435)	116,365,139
Class I	52,132,196	4,916,739	(5,542,364)	8,955,080	60,461,651	71,357,222	9,497,402	(13,161,669)	(6,008,641)	61,684,314
Class DS*	17,829,738	32,121,236	—	5,084,790	55,035,764	111,018,099	38,990,621	—	(10,342,985)	139,665,735
Class DT**	92,508,127	—	(12,362,031)	15,976,802	96,122,898	88,296,222	567,184	(9,320,061)	(6,332,224)	73,211,121

Total Members' Interest	$607,021,240	$119,957,607	$(69,718,822)	$104,396,817	$761,656,842	$803,957,145	$101,538,953	$(85,026,991)	$(69,873,700)	$750,595,407

Class A	$13,381	$—	$—	$2,164	$15,545	$15,971	$—	$—	$(1,378)	$14,593
Class C	13,068	—	—	2,038	15,106	15,444	—	—	(1,402)	14,042

Total Sponsor's Interest	$26,449	$—	$—	$4,202	$30,651	$31,415	$—	$—	$(2,780)	$28,635

Total Members' Capital	$607,047,689	$119,957,607	$(69,718,822)	$104,401,019	$761,687,493	$803,988,560	$101,538,953	$(85,026,991)	$(69,876,480)	$750,624,042

*Class DS was previously known as Class D-SM.  Units issued on April 2, 2007.

**Class DT was previously known as Class D-TF.  Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6152	$1.5511	$1.5843	$1.6292	$1.5822	$1.6218

Realized and change in unrealized trading profit (loss)	(0.0983)	(0.0944)	(0.0965)	(0.0992)	(0.0964)	(0.0988)
Brokerage commissions	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0141)	(0.0172)	(0.0085)	(0.0124)	(0.0083)	(0.0067)

Net asset value, end of period	$1.5024	$1.4391	$1.4789	$1.5172	$1.4771	$1.5159

Total Return:

Total return before Performance fees	-9.09%	-6.90%	-6.65%	-6.90%	-6.64%	-6.52%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-9.09%	-6.90%	-6.65%	-6.90%	-6.64%	-6.52%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.17%	0.82%	0.55%	0.82%	0.54%	0.42%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.17%	0.82%	0.55%	0.82%	0.54%	0.42%

Net investment income (loss)	-1.17%	-0.82%	-0.55%	-0.82%	-0.54%	-0.42%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6440	$1.5827	$1.6066	$1.6566	$1.6046	$1.6425

Realized and change in unrealized trading profit (loss)	(0.1119)	(0.1074)	(0.1099)	(0.1130)	(0.1097)	(0.1125)
Brokerage commissions	(0.0008)	(0.0008)	(0.0008)	(0.0008)	(0.0008)	(0.0008)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0290)	(0.0355)	(0.0171)	(0.0257)	(0.0171)	(0.0134)

Net asset value, end of period	$1.5024	$1.4391	$1.4789	$1.5172	$1.4771	$1.5159

Total Return:

Total return before Performance fees	-8.63%	-9.09%	-7.94%	-8.45%	-7.94%	-7.70%
Performance fees	0.00%	0.00%	-0.01%	0.00%	-0.01%	0.00%
Total return after Performance fees	-8.63%	-9.08%	-7.95%	-8.45%	-7.95%	-7.70%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.83%	2.33%	1.09%	1.63%	1.08%	0.83%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.01%	-0.01%
Expenses (including Performance fees)	1.83%	2.33%	1.09%	1.63%	1.09%	0.83%

Net investment income (loss)	-1.83%	-2.32%	-1.08%	-1.63%	-1.08%	-0.82%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

In the opinion of management, these interim financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of June 30, 2009 and the results of its operations for the three and six months ended June 30, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition as of June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,064	$(302,477)	-0.04%	(1,399)	$2,512,549	0.33%	$2,210,072	0.29%	July 2009 - December 2010
Currencies	4,030	3,719,949	0.50%	(702)	17,028	0.00%	3,736,976	0.50%	July 2009 - August 2009
Energy	38	7,465	0.00%	(322)	344,300	0.05%	351,765	0.05%	September 2009
Interest rates	11,377	768,758	0.10%	(1,353)	(1,511,021)	-0.20%	(742,263)	-0.10%	July 2009 - March 2010
Metals	703	(877,627)	-0.12%	(680)	(3,242,464)	-0.43%	(4,120,091)	-0.55%	July 2009 - August 2009
Stock indices	83	64,330	0.01%	(1,678)	(45,077)	-0.01%	19,253	0.00%	July 2009 - August 2009

Total		$3,380,398	0.45%		$(1,924,685)	-0.26%	$1,455,713	0.18%

December 31, 2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	197	$390,804	0.05%	(2,131)	$(3,807,410)	-0.47%	$(3,416,606)	-0.42%	January 09 - November 10
Currencies	759	1,426,021	0.18%	(1,366)	(4,720,175)	-0.59%	(3,294,154)	-0.41%	March 09
Energy	—	—	0.00%	(313)	1,169,490	0.15%	1,169,490	0.15%	January 09 - December 10
Interest rates	10,483	17,823,721	2.21%	(88)	(21,657)	0.00%	17,802,064	2.21%	January 09 - June 10
Metals	238	(635,812)	-0.08%	(558)	3,463,278	0.42%	2,827,466	0.34%	January 09 - April 09
Stock indices	10	1,903	0.00%	(384)	(359,049)	-0.04%	(357,146)	-0.04%	January 09 - March 09

Total		$19,006,637	2.36%		$(4,275,523)	-0.53%	$14,731,114	1.83%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of June 30, 2009 or December 31, 2008.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$3,380,398	$(1,924,685)	$1,455,713
Forwards	—	—	—
Total	$3,380,398	$(1,924,685)	$1,455,713

December 31, 2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$19,006,637	$(4,275,523)	$14,731,114
Forwards	—	—	—
Total	$19,006,637	$(4,275,523)	$14,731,114

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

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and June 30, 2009:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
December 31, 2008	$14,731,114	$14,731,114	N/A	N/A
June 30, 2009	$1,455,713	$1,455,713	N/A	N/A

Effective January 1, 2009, the Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statements of Financial Condition or Statements of Operations and Members’ Capital.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statements of financial condition and statements of operations respectively. There are no credit related contingent features embedded in these derivative contracts.

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

4.               NET ASSET VALUE PER UNIT

In conformity with U.S. GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value. The Net Asset Value and Net Asset Value per Unit of the different Classes at June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009

Net Asset Value per Unit
Class A	$1.5024
Class C	1.4391
Class D	1.4789
Class I	1.5172
Class DS	1.4771
Class DT	1.5159

December 31, 2008

Net Asset Value per Unit
Class A	$1.6440
Class C	1.5827
Class D	1.6066
Class I	1.6566
Class DS	1.6046
Class DT	1.6425

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The Fund does not expect the adoption of FSP 157-4 to have an impact on its financial statements.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and “The Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  FAS 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009.  The Fund does not expect the adoption of FAS 168 to have an impact on its financial statements

FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”), which is effective for interim and annual periods ending after June 15, 2009.  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Fund has performed an evaluation of subsequent events, as defined under FAS 165, through August 14, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that are required to be adjusted to, or disclosed in, the financial statements other than those disclosed in the subsequent event section in Note 7.

7.               SUBSEQUENT EVENT

The following subsequent event occurred that requires disclosure under FAS 165.

1. Effective as of August 13, 2009, Paul Morton resigned as a Chief Executive Officer and President of MLAI and resigned as a member of MLAI’s Board of Managers.

2. Effective as of August 13, 2009, Thomas W. Lee resigned as a Vice President of MLAI and resigned as a member of MLAI’s Board of Managers.

3. Effective as of August 13, 2009, Justin C. Ferri, a Vice President and a member of MLAI’s Board of Managers, became the Chief Executive Officer and President of MLAI. He continues to serve as a member of MLAI’s Board of Managers, a position which he held prior to his appointment as the Chief Executive Officer and President.

4. Effective as of August 13, 2009, Deann Morgan, a Vice President of MLAI, became a member of MLAI’s Board of Managers. She continues to serve as a Vice President of MLAI, a position which she held prior to her appointment as a member of MLAI’s Board of Managers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable performance measure to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes, as discussed in Note 4 to the financial statements.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.4285	$1.5377	$1.5208	$1.5075	$1.5302	$1.6005
2009	$1.6553	$1.6464	$1.6155	$1.5632	$1.5257	$1.5024

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.3876	$1.4924	$1.4747	$1.4607	$1.4814	$1.5482
2009	$1.5921	$1.5822	$1.5513	$1.4998	$1.4626	$1.4391

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.3765	$1.4836	$1.4691	$1.4581	$1.4819	$1.5519
2009	$1.6193	$1.6126	$1.5842	$1.5349	$1.4999	$1.4789

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.4343	$1.5444	$1.5279	$1.5151	$1.5385	$1.6098
2009	$1.6687	$1.6603	$1.6297	$1.5774	$1.5401	$1.5172

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.3765	$1.4835	$1.4690	$1.4582	$1.4817	$1.5509
2009	$1.6173	$1.6106	$1.5822	$1.5329	$1.4980	$1.4771

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.3901	$1.5051	$1.4899	$1.4785	$1.5045	$1.5802
2009	$1.6568	$1.6500	$1.6217	$1.5718	$1.5367	$1.5159

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2009.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Fund capital decreased 6.64% from $803,988,560 to $750,624,042.  This decrease was attributable to the net loss from operations of $69,876,481, coupled with the redemption of 54,897,748 Redeemable Units resulting in an outflow of $85,026,991.  The cash outflow was offset with cash inflow of $101,538,953 due to subscription of 64,824,675 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations and Statements of Changes in Members’ Capital.

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

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statement of Operations and Statements of Changes in Members’ Capital.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations and Statement of Changes in Members’ Capital.

Income Taxes

Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Fund’s income and expenses and Members’ Capital.

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended June 30, 2009 and that no provision for income tax is required in the Fund’s financial statements.

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

April 1, 2009 to June 30, 2009

The Fund experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2009 of $(49,303,355).  The Fund posted losses for the quarter with the agriculture sector posted gains and the energy, metals, currencies, stock indices and interest rates sectors posted losses.

The agriculture sector posted profits for the Fund. Profits were posted to the Fund at the beginning of quarter as general trading conditions returned to something approaching normality with daily ranges more constrained and volatility declining. Losses were posted to the Fund in the middle of the quarter in the agricultural complex due to the program had a mixture of long and shorts within the same sector i.e. long soybeans/short bean oil. Profits were posted to the Fund at the end of the quarter due to crops doing well.

The energy sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. Losses continued to be posted to the Fund as crude oil was up in May, despite inventories at 19 year highs, demand falling and offshore floating storage estimated at over 100 million barrels.  Losses were posted to the Fund at the end of the quarter as commodities retreated in June.

The metals sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter as gold went lower against their recent trend. Losses were also posted to the Fund in the middle through the end of the quarter as base metals retreated.

The currency sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due to the currency markets were in flux with the Japanese yen remaining steady and the U.S. dollar marginally low. Losses were posted to the Fund in the middle of the quarter from the fluctuating currency markets where losses occurred from the weakening of the U.S. dollar. The quarter ended with profits being posted to the Fund as the month of June was clearly a “game of two halves” with a subtle and possibly significant change in recent investor appetite for risky assets being reversed.

The stock indices sector posted losses for the Fund. The flurry of “green shoots” of recovery, which started mid March, began to wane (at least temporarily), and there is renewed talk of “yellow weeds” appearing. As such, Equities came off the boil as the S&P ended flat and markets such as Russia fell from their highs resulting in losses posted the Fund in April. The underlying structure of markets exposure for the Fund during May was somewhat out of sync that the recent market action with this new sense of relative confidence has engendered posting losses to the Fund. Against this recessionary background and with volatility in global markets the Fund posted profits at the end of the quarter.

The interest rates sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due to bonds yield rising on the ten year U.S. Treasury note. Profits were posted to the Fund in the middle of the quarter due to short positions in the German Government bund but long the Australian ten year bond.  Losses were posted to the Fund at the end of the quarter with the Fund losing in the Bond sector and also in short term interest rates.

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

The Fund has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2009 and 2008, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $783,383,189 and $681,531,123 respectively.

June 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$380,415	0.05%	$707,352	$10,427
Currencies/FX	1,554,742	0.20%	3,141,104	626,462
Energy	164,535	0.02%	337,061	35,708
Interest Rates	33,182,497	4.24%	41,780,017	30,410,845
Metals	131,012	0.02%	237,144	58,410
Stock Indices	624,354	0.8%	1,024,495	260,665

TOTAL	$36,037,555	4.61%	$47,227,173	$31,402,517

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$2,107,138	0.31%	$3,763,862	$871,669
Currencies	6,374,310	0.94%	9,107,802	3,712,242
Energy	2,010,443	0.29%	3,251,428	966,249
Interest Rates	24,747,654	3.63%	28,751,157	17,648,522
Metals	1,428,197	0.21%	2,316,237	766,037
Stock Indices	1,664,449	0.24%	4,224,351	95,514

TOTAL	$38,332,191	5.62%	$51,414,836	$24,060,234

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

The following were the primary trading risk exposures of the Fund as of June 30, 2009, by market sector.

Interest Rates

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

Currencies

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

Stock Indices

The Fund’s primary equity exposure is due to various equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2009.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2009.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian dollars, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4T. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 31, 2009.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Issuance to accredited investors pursuant to Regulation D and Section 4 (6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-09	$2,016,403	1,226,299	$1.6443
Feb-09	1,172,901	708,573	1.6553
Mar-09	3,841,763	2,333,432	1.6464
Apr-09	2,392,607	1,481,032	1.6155
May-09	1,944,708	1,244,056	1.5632
Jun-09	859,934	563,633	1.5257
Jul-09	1,009,563	671,967	1.5024

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-09	$6,451,429	4,075,703	$1.5829
Feb-09	5,081,580	3,191,747	1.5921
Mar-09	4,939,272	3,121,774	1.5822
Apr-09	7,230,339	4,660,826	1.5513
May-09	4,070,929	2,714,315	1.4998
Jun-09	3,424,358	2,341,281	1.4626
Jul-09	5,445,474	3,783,944	1.4391

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-09	$5,367,524	3,341,129	$1.6065
Feb-09	1,990,000	1,228,926	1.6193
Mar-09	1,499,999	930,174	1.6126
Apr-09	—	—	1.5842
May-09	200,000	130,301	1.5349
Jun-09	—	—	1.4999
Jul-09	525,999	355,669	1.4789

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-09	$837,728	505,539	$1.6571
Feb-09	3,674,992	2,202,309	1.6687
Mar-09	553,998	333,673	1.6603
Apr-09	3,154,692	1,935,750	1.6297
May-09	124,999	79,242	1.5774
Jun-09	1,150,993	747,351	1.5401
Jul-09	354,872	233,899	1.5172

CLASS DS

	Subscription
	Amount	Units	NAV(1)
Jan-09	$1,242,710	774,467	$1.6046
Feb-09	5,628,413	3,480,129	1.6173
Mar-09	2,795,089	1,735,434	1.6106
Apr-09	3,131,252	1,979,050	1.5822
May-09	5,772,859	3,765,973	1.5329
Jun-09	20,420,298	13,631,707	1.4980
Jul-09	5,200,060	3,520,452	1.4771

CLASS DT

	Subscription
	Amount	Units	NAV(1)
Jan-09	$—	—	$1.6423
Feb-09	—	—	1.6568
Mar-09	—	—	1.6500
Apr-09	—	—	1.6217
May-09	567,184	360,850	1.5718
Jun-09	—	—	1.5367
Jul-09	—	—	1.5159

(1) Beginning of the month Net Asset Value for all other purposes

(b)         None.

(c)          None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

	31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

	Exhibit 31.01 and 31.02	Are filed herewith.

	32.01 and 32.02	Section 1350 Certifications

	Exhibit 32.01 and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC
.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 14, 2009
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)