Form 10-Q
period 2009-09-30
ML Winton FuturesAccess LLC
filed 2009-11-12
CIK 1309136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Four World Financial Center, 6th Floor

250 Vesey Street

New York, New York 10080

 (Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Two World Financial Center, 7th Floor

New York, New York 10281

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

As of September 30, 2009, 515,535,828 units of membership were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $59,565,610 for 2009 and $40,230,744 for 2008)	$750,922,943	$849,579,676
Net unrealized profit on open contracts	23,772,902	14,731,114
Cash	249,174	163,743
Accrued interest	—	39,428

TOTAL ASSETS	$774,945,019	$864,513,961

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$142,129	$89,151
Management fee payable	1,260,153	1,400,958
Sponsor fee payable	726,434	902,258
Redemptions payable	10,136,579	27,903,546
Performance fee payable	33,300	29,843,518
Other	392,801	385,970

Total liabilities	12,691,396	60,525,401

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units)	28,717	31,415
Members’ Interest (515,316,358 Units and 500,089,110 Units)	762,224,906	803,957,145
Total members’ capital	762,253,623	803,988,560

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$774,945,019	$864,513,961

NET ASSET VALUE PER UNIT (SEE NOTE 4)

(Based on 515,335,828 and 500,108,580 Units outstanding; unlimited Units authorized)

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

TRADING PROFIT (LOSS):
Realized	$(11,778,258)	$(28,352,200)	$(54,611,721)	$81,846,519
Change in unrealized, net	22,314,757	(30,851,844)	9,039,356	(7,829,096)
Brokerage commissions	(203,463)	(261,011)	(596,742)	(910,442)

Total trading profit (loss)	10,333,036	(59,465,055)	(46,169,107)	73,106,981

INVESTMENT INCOME:
Interest	(5,390)	3,632,539	52,569	12,209,816

EXPENSES:
Management fee	3,708,504	3,800,396	11,470,161	10,781,276
Sponsor fee	2,252,474	2,580,675	7,264,488	7,556,325
Performance fee	—	(12,354,958)	583	11,751,260
Other	396,081	358,427	1,054,124	1,043,973
Total expenses	6,357,059	(5,615,460)	19,789,356	31,132,834

NET INVESTMENT LOSS	(6,362,449)	9,247,999	(19,736,787)	(18,923,018)

NET INCOME (LOSS)	$3,970,587	$(50,217,056)	$(65,905,894)	$54,183,963

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	48,330,421	46,558,456	48,290,312	45,084,680
Class C	203,695,343	234,140,456	209,769,004	227,484,892
Class D	78,318,234	92,889,619	78,159,645	83,956,966
Class I	41,090,886	42,555,410	42,465,404	40,185,227
Class DS*	101,023,751	45,105,598	86,031,099	30,547,965
Class DT**	47,750,063	59,280,933	50,098,593	62,927,835

Net income (loss) per weighted average Unit
Class A	$0.0063	$(0.0994)	$(0.1378)	$0.1135
Class C	$0.0022	$(0.1001)	$(0.1419)	$0.1016
Class D	$0.0112	$(0.0919)	$(0.1174)	$0.1138
Class I	$0.0082	$(0.0946)	$(0.1341)	$0.1226
Class DS*	$0.0135	$(0.0816)	$(0.1043)	$0.0460
Class DT**	$0.0134	$(0.0997)	$(0.1135)	$0.1600

*Class DS was previously known as Class D-SM.  Units issued on April 2, 2007.

**Class DT was previously known as Class D-TF.  Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited in Units)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital September 30, 2008	Members’ Capital December 31,2008	Subscriptions	Redemptions	Members’ Capital September 30, 2009
Class A	40,108,055	15,091,853	(8,772,898)	46,427,010	45,849,416	9,950,735	(8,234,239)	47,565,912
Class C	213,642,396	51,129,801	(33,032,805)	231,739,392	215,169,073	28,649,326	(44,094,154)	199,724,245
Class D	77,864,803	22,831,658	(11,370,571)	89,325,890	73,051,567	6,041,151	(2,711,187)	76,381,531
Class I	37,718,572	11,355,998	(4,473,410)	44,601,160	43,073,827	7,952,058	(9,891,534)	41,134,351
Class DS*	13,447,784	40,935,807	(2,749,330)	51,634,261	69,186,442	34,891,377	—	104,077,819
Class DT**	69,259,318	—	(12,520,493)	56,738,825	53,758,785	459,179	(7,785,464)	46,432,500

Total Members’ Units	452,040,928	141,345,117	(72,919,507)	520,466,538	500,089,110	87,943,826	(72,716,578)	515,316,358

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

*Class DS was previously known as Class D-SM.  Units issued on April 2, 2007.

**Class DT was previously known as Class D-TF.  Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income	Members’ Capital September 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Loss	Members’ Capital September 30, 2009
Class A	$55,236,501	$22,692,478	$(13,418,255)	$5,114,551	$69,625,275	$75,377,293	$15,777,283	$(12,754,541)	$(6,639,858)	$71,760,177
Class C	286,078,081	74,805,037	(48,611,957)	23,111,200	335,382,361	340,542,258	43,359,316	(66,271,637)	(29,735,962)	287,893,975
Class D	103,236,597	34,257,385	(16,613,094)	9,556,848	130,437,736	117,366,051	9,663,521	(3,989,217)	(9,183,574)	113,856,781
Class I	52,132,196	17,154,873	(6,880,279)	4,927,260	67,334,050	71,357,222	12,705,694	(15,661,749)	(5,672,454)	62,728,713
Class DS*	17,829,738	60,164,637	(4,000,000)	1,403,810	75,398,185	111,018,099	52,913,336	—	(8,980,195)	154,951,240
Class DT**	92,508,127	—	(18,467,848)	10,068,052	84,108,331	88,296,222	714,029	(12,285,078)	(5,691,153)	71,034,020

Total Members’ Interest	$607,021,240	$209,074,410	$(107,991,433)	$54,181,721	$762,285,938	$803,957,145	$135,133,179	$(110,962,222)	$(65,903,196)	$762,224,906

Class A	$13,381	$—	$—	$1,188	$14,569	$15,971	$—	$—	$(1,318)	$14,653
Class C	13,068	—	—	1,054	$14,122	15,444	—	—	(1,380)	14,064

Total Sponsor’s Interest	$26,449	$—	$—	$2,242	$28,691	$31,415	$—	$—	$(2,698)	$28,717

Total Members’ Capital	$607,047,689	$209,074,410	$(107,991,433)	$54,183,963	$762,314,629	$803,988,560	$135,133,179	$(110,962,222)	$(65,905,894)	$762,253,623

*Class DS was previously known as Class D-SM.  Units issued on April 2, 2007.

**Class DT was previously known as Class D-TF.  Units issued on June 1, 2007.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS*	Class DT**

Per Unit Operating Performance:

Net asset value, beginning of period	$1.5024	$1.4391	$1.4789	$1.5172	$1.4771	$1.5159

Realized and change in unrealized trading profit (loss)	0.0202	0.0196	0.0202	0.0207	0.0202	0.0207
Brokerage commissions	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0136)	(0.0168)	(0.0081)	(0.0125)	(0.0081)	(0.0064)

Net asset value, end of period	$1.5086	$1.4415	$1.4906	$1.5250	$1.4888	$1.5298

Total Return:

Total return before Performance fees	0.41%	0.51%	0.79%	0.51%	0.79%	0.92%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.41%	0.51%	0.79%	0.51%	0.79%	0.92%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.18%	0.83%	0.55%	0.83%	0.55%	0.43%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.18%	0.83%	0.55%	0.83%	0.55%	0.43%

Net investment income (loss)	-1.18%	-0.83%	-0.55%	-0.83%	-0.55%	-0.43%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial

	Class A	Class C	Class D	Class I	Class DS*	Class DT**

Per Unit Operating Performance:

Net asset value, beginning of period	$1.6440	$1.5827	$1.6066	$1.6566	$1.6046	$1.6425

Realized and change in unrealized trading profit (loss)	(0.0915)	(0.0879)	(0.0897)	(0.0922)	(0.0895)	(0.0918)
Brokerage commissions	(0.0012)	(0.0011)	(0.0012)	(0.0012)	(0.0012)	(0.0012)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0428)	(0.0523)	(0.0252)	(0.0383)	(0.0252)	(0.0198)

Net asset value, end of period	$1.5086	$1.4415	$1.4906	$1.5250	$1.4888	$1.5298

Total Return:

Total return before Performance fees	-8.25%	-8.94%	-7.21%	-7.98%	-7.21%	-6.86%
Performance fees	0.00%	0.00%	-0.01%	0.00%	-0.01%	0.00%
Total return after Performance fees	-8.25%	-8.94%	-7.22%	-7.98%	-7.22%	-6.86%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	2.76%	3.51%	1.64%	2.46%	1.63%	1.26%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.01%	-0.01%
Expenses (including Performance fees)	2.76%	3.51%	1.64%	2.46%	1.64%	1.25%

Net investment income (loss)	-2.76%	-3.50%	-1.64%	-2.46%	-1.64%	-1.25%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Fund as of September 30, 2009 and the results of its operations for the three and nine months ended September 30, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, (ASC 105), which approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. ASC 105 was not intended to change the accounting literature and did not impact the Fund’s financial condition or results of operations.  All accounting references within this report are in accordance with the new Codification.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition as of September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	360	$(367,151)	-0.05%	(1,704)	$302,759	0.04%	$(64,392)	-0.01%	October 2009 – December 2010
Currencies	4,029	9,388,891	1.23%	(204)	(98,106)	-0.01%	9,290,785	1.22%	October 2009 – December 2009
Energy	32	(17,753)	0.00%	(373)	(1,135,591)	-0.15%	(1,153,344)	-0.15%	March 2010
Interest rates	14,955	12,091,444	1.59%	(116)	57,697	0.01%	12,149,141	1.60%	October 2009 – March 2010
Metals	1,012	3,162,988	0.41%	(123)	(133,928)	-0.02%	3,029,059	0.39%	October 2009 – March 2010
Stock indices	2,894	451,026	0.06%	(31)	70,626	0.01%	521,652	0.07%	October 2009 – March 2010

Total		$24,709,445	3.24%		$(936,543)	-0.12%	$23,772,902	3.12%

December 31, 2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	197	$390,804	0.05%	(2,131)	$(3,807,410)	-0.47%	$(3,416,606)	-0.42%	January 09 – November 10
Currencies	759	1,426,021	0.18%	(1,366)	(4,720,175)	-0.59%	(3,294,154)	-0.41%	March 09
Energy	—	—	0.00%	(313)	1,169,490	0.15%	1,169,490	0.15%	January 09 – December 10
Interest rates	10,483	17,823,721	2.21%	(88)	(21,657)	0.00%	17,802,064	2.21%	January 09 – June 10
Metals	238	(635,812)	-0.08%	(558)	3,463,278	0.42%	2,827,466	0.34%	January 09 – April 09
Stock indices	10	1,903	0.00%	(384)	(359,049)	-0.04%	(357,146)	-0.04%	January 09 – March 09

Total		$19,006,637	2.36%		$(4,275,523)	-0.53%	$14,731,114	1.83%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of September 30, 2009 or December 31, 2008.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$24,709,445	$(936,543)	$23,772,902
Forwards	—	—	—
Total	$24,709,445	$(936,543)	$23,772,902

December 31, 2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$19,006,637	$(4,275,523)	$14,731,114
Forwards	—	—	—
Total	$19,006,637	$(4,275,523)	$14,731,114

3.    FAIR VALUE OF INVESTMENTS

In September 2006 FASB issued guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted this guidance as of January 1, 2008. The adoption of this guidance did not have a material impact on the Fund’s financial statements.

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

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

Upon adoption of this fair value measurement guidance, the Fund has determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward contracts.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of  September 30, 2009 and December 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
September 30, 2009	$23,772,902	$23,772,902	N/A	N/A
December 31, 2008	$14,731,114	$14,731,114	N/A	N/A

Effective January 1, 2009, the Fund adopted the guidance on disclosures about derivative instruments and hedging activities as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statements of Financial Condition or Statements of Operations and Members’ Capital.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the guidance for accounting for derivative and hedging Activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statements of financial condition and statements of operations, respectively. There are no credit related contingent features embedded in these derivative contracts.

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and nine month periods ended September 30, 2009:

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(54,176)	5,548,347
Currencies	10,685,650	(9,299,725)
Energy	(4,607,969)	(8,964,646)
Interest rates	13,652,216	(7,264,243)
Metals	2,284,217	(7,344,569)
Stock indices	(11,423,439)	(18,247,529)

Total	$10,536,499	(45,572,365)

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

4.    NET ASSET VALUE PER UNIT

The Net Asset Value per Unit of the different Classes at September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009

Net Asset Value per Unit
Class A	$1.5086
Class C	1.4415
Class D	1.4906
Class I	1.5250
Class DS	1.4888
Class DT	1.5298

December 31, 2008

Net Asset Value per Unit
Class A	$1.6440
Class C	1.5827
Class D	1.6066
Class I	1.6566
Class DS	1.6046
Class DT	1.6425

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

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This provides additional guidance for estimating fair value in accordance with the fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The adoption of this guidance has no impact on the financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)(the “ASU 2009-12”), which is effective for interim or annual financial periods ending after December 15, 2009. At this time, the Manager is evaluating the implications of this statement.  However, the adoption is not expected to have material impact on the Fund’s financial statements.

7.   SUBSEQUENT EVENTS

The Fund has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that require an adjustment of or disclosure in the financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.4285	$1.5377	$1.5208	$1.5075	$1.5302	$1.6005	$1.5348	$1.4963	$1.5000
2009	$1.6553	$1.6464	$1.6155	$1.5632	$1.5257	$1.5024	$1.4745	$1.4752	$1.5086

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.3876	$1.4924	$1.4747	$1.4607	$1.4814	$1.5482	$1.4835	$1.4450	$1.4474
2009	$1.5921	$1.5822	$1.5513	$1.4998	$1.4626	$1.4391	$1.4112	$1.4107	$1.4415

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.3765	$1.4836	$1.4691	$1.4581	$1.4819	$1.5519	$1.4903	$1.4548	$1.4602
2009	$1.6193	$1.6126	$1.5842	$1.5349	$1.4999	$1.4789	$1.4532	$1.4558	$1.4906

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.4343	$1.5444	$1.5279	$1.5151	$1.5385	$1.6098	$1.5442	$1.5059	$1.5102
2009	$1.6687	$1.6603	$1.6297	$1.5774	$1.5401	$1.5172	$1.4894	$1.4907	$1.5250

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.3765	$1.4835	$1.4690	$1.4582	$1.4817	$1.5509	$1.4900	$1.4549	$1.4602
2009	$1.6173	$1.6106	$1.5822	$1.5329	$1.4980	$1.4771	$1.4514	$1.4540	$1.4888

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.3901	$1.5051	$1.4899	$1.4785	$1.5045	$1.5802	$1.5141	$1.4761	$1.4824
2009	$1.6568	$1.6500	$1.6217	$1.5718	$1.5367	$1.5159	$1.4902	$1.4934	$1.5298

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2009 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Fund capital decreased 5.19% from $803,988,560 to $762,253,623.  This decrease was attributable to the net loss from operations of $65,905,894, coupled with the redemption of 72,716,578 Redeemable Units resulting in an outflow of $110,962,222.  The cash outflow was offset with cash inflow of $135,133,179 due to subscription of 87,943,826 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Statement of Cash Flows

The Fund has elected not to provide a Statement of Cash Flows as permitted by the ASC guidance for Statement of Cash Flows specifically relating to the exemption of certain enterprises and classification of cash flows from certain securities acquired for resale.

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

Fair Value Measurements

The Fund adopted guidance on fair value measurements as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

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

In 2007, the Fund adopted the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of this guidance had no impact on the operations of the Fund for the period ended September 30, 2009 and that no provision for income tax is required in the Fund’s financial statements.

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

July 1, 2009 to September 30, 2009

The fund experienced a net trading profit of $10,536,499 before brokerage commissions and related fees in the third quarter of 2009. The fund posted overall profits for the quarter with interest rates, currencies and metals sectors posting gains while the agriculture, energy and stock indices sectors posted losses.

The interest rate sector posted overall profits for the Fund. Losses were posted to the Fund at the beginning of the quarter. Uncertainty continued in the fixed income markets, with U.S. Federal Reserve Chairman Bernanke tempering the optimism by saying that interest rates will need to remain low for “an extended period”. Against this background the Fund’s returns were dominated by losses in equity and bond sectors.  Profits were posted to the Fund in the middle of the quarter due to continued economic recovery, with a further stream of positive data being released. At the annual Jackson Hole meeting of Central Bankers, they chose not to declare an end to the Global Crisis, with U.S. Federal Reserve Chairman Bernanke stating that “critical challenges remain”. The U.S. Federal Reserve again committed to leaving interest rates near zero for an “extended period” while the Bank of England moved to continue its program of quantitative easing. Profits were posted to the Fund at the end of the quarter due to short term interest rate which registered further gains and have become the Fund’s best performing sector for this year.

The currency sector posted profits for the Fund. Profits were posted to the Fund at the beginning and end of the quarter as currency positions continued to bring some diversification to the Fund with margin to equity rising. At the end of the quarter, the currencies sector was the strongest sector due to the benefits from the falling United States dollar.

The metals sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter only. Profits were posted to the Fund throughout the remainder of the quarter. Gold was close in reaching an all time high at the end of the quarter as the level of debt by Governments created a real fear of future inflation in debtor economies.

The agriculture sector posted losses for the Fund. Overall losses were posted to the Fund at the beginning and end of the quarter due to volatility in the global markets.

The energy sector posted losses to the Fund throughout the quarter with crude oil starting the quarter by falling $10 a barrel to $60 a barrel. At the end of the quarter, system changes were focused on the energies sector, where a new forecasting variable was added, albeit at a very low weight.

The Stock Indices Sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due to economic sentiment continuing to hang on the metaphor of “green shoots”. In August, the Dow Jones was up 46% from its March low. The last time that the Dow managed this level of return in the space of six months was in 1975, when it staged a recovery from the 1973-74 stock market crash. During this move the Fund’s stock index systems have been slow to reverse their short positions resulting in losses being posted to the Fund. Global stock indices continued their strong rally into September, causing much comment as to weather the moves were sustainable as there seems little doubt that these are the direct result of Government and Central Bank stimulus. Therefore, the quarter ended with profits being posted to the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2009 and 2008, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $773,083,280 and $703,465,203 respectively.

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$326,739	0.04%	$707,394	$10,427
Currencies	2,352,545	0.30%	4,619,813	626,499
Energy	175,249	0.02%	337,061	35,708
Interest Rates	34,838,989	4.51%	42,048,600	30,410,845
Metals	322,198	0.04%	1,083,466	58,410
Stock Indices	742,764	0.10%	1,761,946	260,665

TOTAL	$38,758,484	5.02%	$50,558,280	$31,402,554

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$1,911,192	0.27%	$3,763,862	$135,712
Currencies	5,785,078	0.82%	10,325,792	1,192,969
Energy	2,069,604	0.29%	4,313,519	461,150
Interest Rates	25,703,394	3.65%	39,784,252	17,648,522
Metals	1,284,303	0.18%	2,479,475	16,372
Stock Indices	3,289,013	0.47%	10,586,469	95,514

TOTAL	$40,042,584	5.68%	$71,253,369	$19,550,239

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

The following were the primary trading risk exposures of the Fund as of September 30, 2009, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2009.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2009.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$2,016,403	1,226,299	$1.6443
Feb-09	1,172,901	708,573	1.6553
Mar-09	3,841,763	2,333,432	1.6464
Apr-09	2,392,607	1,481,032	1.6155
May-09	1,944,708	1,244,056	1.5632
Jun-09	859,934	563,633	1.5257
Jul-09	1,009,563	671,967	1.5024
Aug-09	1,077,904	731,030	1.4745
Sep-09	1,461,500	990,713	1.4752
Oct-09	1,182,184	783,630	1.5086

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$6,451,429	4,075,703	$1.5829
Feb-09	5,081,580	3,191,747	1.5921
Mar-09	4,939,272	3,121,774	1.5822
Apr-09	7,230,339	4,660,826	1.5513
May-09	4,070,929	2,714,315	1.4998
Jun-09	3,424,358	2,341,281	1.4626
Jul-09	5,445,474	3,783,944	1.4391
Aug-09	3,878,980	2,748,710	1.4112
Sep-09	2,836,955	2,011,026	1.4107
Oct-09	5,003,422	3,470,983	1.4415

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$5,367,524	3,341,129	$1.6065
Feb-09	1,990,000	1,228,926	1.6193
Mar-09	1,499,999	930,174	1.6126
Apr-09	—	—	1.5842
May-09	200,000	130,301	1.5349
Jun-09	—	—	1.4999
Jul-09	525,999	355,669	1.4789
Aug-09	—	—	1.4532
Sep-09	79,999	54,952	1.4558
Oct-09	1,896,904	1,272,578	1.4906

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$837,728	505,539	$1.6571
Feb-09	3,674,992	2,202,309	1.6687
Mar-09	553,998	333,673	1.6603
Apr-09	3,154,692	1,935,750	1.6297
May-09	124,999	79,242	1.5774
Jun-09	1,150,993	747,351	1.5401
Jul-09	354,872	233,899	1.5172
Aug-09	255,203	171,346	1.4894
Sep-09	2,598,217	1,742,949	1.4907
Oct-09	379,893	249,110	1.5250

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$1,242,710	774,467	$1.6046
Feb-09	5,628,413	3,480,129	1.6173
Mar-09	2,795,089	1,735,434	1.6106
Apr-09	3,131,252	1,979,050	1.5822
May-09	5,772,859	3,765,973	1.5329
Jun-09	20,420,298	13,631,707	1.4980
Jul-09	5,200,060	3,520,452	1.4771
Aug-09	4,130,867	2,846,126	1.4514
Sep-09	4,591,788	3,158,039	1.4540
Oct-09	—	—	1.4888

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.6423
Feb-09	—	—	1.6568
Mar-09	—	—	1.6500
Apr-09	—	—	1.6217
May-09	567,184	360,850	1.5718
Jun-09	—	—	1.5367
Jul-09	—	—	1.5159
Aug-09	—	—	1.4902
Sep-09	146,845	98,329	1.4934
Oct-09	1,674,175	1,094,375	1.5298

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

ML WINTON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 12, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager (Principal Executive Officer)

Date: November 12, 2009
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)