Form 10-K
period 2009-12-31
ML Winton FuturesAccess LLC
filed 2010-03-31
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2010 units of limited liability company interest with an aggregate Net Asset Value of $754,583,488 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2009 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2009, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML WINTON FUTURESACCESS LLC

ANNUAL REPORT FOR 2009 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

ML Winton FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Winton” or the “Trading Advisor”), is the Trading Advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch (or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s Net Asset Value as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all Net Asset Value determinations.

As of December 31, 2009, the Net Asset Value of the Fund was $750,036,467 and the Net Asset Value per Unit was, $1.5088 for Class A, $1.4380 for Class C, $1.4964 for Class D, $1.5267 for Class I, $1.4946 for Class DS and $1.5377 for Class DT.

The highest month-end Net Asset Value per Unit for Class A since Winton began trading the Fund was $1.6553 (January 31, 2009) and the lowest was $1.0223 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class C since Winton began trading the Fund was $1.5921 (January 31, 2009) and the lowest was $1.0214 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class I since Winton began trading the Fund was $1.6687 (January 31, 2009) and the lowest was $1.0226 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class D since Winton began trading the Fund was $1.6193 (January 31, 2009) and the lowest was $0.9601 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class DS since Winton began trading the Fund was $1.6173 (January 31, 2009) and the lowest was $1.0733 (March 31, 2007). The highest month-end Net Asset Value per Unit for Class DT since Winton began trading the Fund was $1.6568 (January 31, 2009) and the lowest was $1.1914 (May 31, 2007).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Trading Advisor’s Trading Model

The Fund trades in the futures and forward markets with the objective of achieving substantial capital appreciation.

The Fund and MLAI have entered into an advisory agreement with Winton whereby Winton trades in the U.S. and international futures and forwards markets pursuant to the Winton Diversified Program (the “Trading Model”). Winton’s investment technique consists of trading a portfolio of over 100 contracts on major futures exchanges and forward markets worldwide, employing a computerized, technical, principally trend-following trading system. This system tracks the daily price movements and other data from these markets, and carries out certain computations to determine how long or short the portfolio should be to maximize profit within a certain range of risk. If rising prices are anticipated, a long position will be established; a short position will be established if prices are expected to fall.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2009 and 2008 are as follows:

2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,102	$1,087,413	0.14%	(989)	$(286,832)	-0.04%	$800,581	0.10%	January 10 - November 10
Currencies	2,892	(2,562,251)	-0.34%	(302)	(169,839)	-0.02%	(2,732,090)	-0.36%	March 10
Energy	106	134,142	0.02%	(255)	(642,428)	-0.09%	(508,286)	-0.07%	January 10 - December 10
Interest rates	7,633	(179,602)	-0.03%	(460)	17,539	0.00%	(162,063)	-0.03%	January 10 - June 10
Metals	1,420	3,027,127	0.40%	(106)	(880,988)	-0.13%	2,146,139	0.27%	January 10 - April 10
Stock indices	5,218	3,774,920	0.50%	(16)	(14,035)	0.00%	3,760,885	0.50%	January 10 - March 10

Total		$5,281,749	0.69%		$(1,976,583)	-0.28%	$3,305,166	0.41%

2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	197	$390,804	0.05%	(2,131)	$(3,807,410)	-0.47%	$(3,416,606)	-0.42%	January 09 - November 10
Currencies	759	1,426,021	0.18%	(1,366)	(4,720,175)	-0.59%	(3,294,154)	-0.41%	March 09
Energy	—	—	0.00%	(313)	1,169,490	0.15%	1,169,490	0.15%	January 09 - December 10
Interest rates	10,483	17,823,721	2.21%	(88)	(21,657)	0.00%	17,802,064	2.21%	January 09 - June 10
Metals	238	(635,812)	-0.08%	(558)	3,463,278	0.42%	2,827,466	0.34%	January 09 - April 09
Stock indices	10	1,903	0.00%	(384)	(359,049)	-0.04%	(357,146)	-0.04%	January 09 - March 09

Total		$19,006,637	2.36%		$(4,275,523)	-0.53%	$14,731,114	1.83%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2009 and 2008.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally based, currency forward markets.

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

Custody of Assets

Substantially all of the Fund’s assets are currently held in one or more Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).  Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances which may be held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Fund’s cash balances in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include, and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

Certain of each FuturesAccess Fund’s U.S. dollar “Cash Assets” (as defined below) are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates. Offset account deposits reduce Merrill Lynch’s borrowing costs with such banks. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any Merrill Lynch liability.

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a substantial stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

Each FuturesAccess Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by such FuturesAccess Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) each FuturesAccess Fund’s cash balances, plus open trade equity on U.S. futures; and (b) each FuturesAccess Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include, and the FuturesAccess Funds do not earn interest income on, the FuturesAccess Funds’ gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

Each FuturesAccess Fund’s Cash Assets may be greater than, less than or equal to such FuturesAccess Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the FuturesAccess Funds’ Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to FuturesAccess Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the FuturesAccess Funds’ Cash Assets.

MLPF&S, in the course of acting as commodity broker for the FuturesAccess Funds, lends certain currencies to, and borrows certain currencies from, the FuturesAccess Funds. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,349,841	0.18%	$1,848,834	0.25%	$1,060,592	0.22%
Sponsor fees	9,536,904	1.24%	10,272,451	1.42%	7,766,920	1.58%
Management fees	15,244,224	1.98%	14,943,538	2.06%	9,953,107	2.04%
Performance fees	583	0.00%	30,491,051	4.20%	14,101,642	2.89%
Total	$26,131,552	3.39%	$57,555,874	7.93%	$32,882,261	6.73%

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Assets Value during 2009, 2008 and 2007 equaled $769,805,727, $725,896,624, and $487,404,368, respectively. During 2009, the Fund earned $51,172 in interest income, or approximately 0.01% of the Fund’s average month-end Net Assets Value. During 2008, the Fund earned $12,915,952 in interest income, or approximately 1.78% of the Fund’s average month-end Net Assets Value.  During 2007, the Fund earned $24,566,411 in interest income, or approximately 5.04% of the Fund’s average month-end Net Assets Value.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2009, 2008 and 2007 round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $6.50, $7.16, and $9.58, respectively.

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

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the Fund’s records are net of any commissions charged by MLPF&S. Class C, Class DS and Class DT Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid-ask spreads

Bid-ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for generally accepted accounting principles.

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

20% of any New Trading Profits generated by the Fund and allocated for Classes A, C, I, D and DS and 15% of any New Trading Profits, as defined, generated by the Fund and allocated for Class DT as a whole as of the end of each calendar year. MLAI receives 25% of the performance fees. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee, as of the current performance fee calculation date over the Fund’s “High Water Mark.”  The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

Winton and MLAI	Management Fees	A flat rate monthly net charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT which charges 1.50%. MLAI receives 25% of management fees.

Others	Operating expenses of the Fund including audit, legal and tax services.	Actual payments to third parties.

MLAI; Others	Ongoing Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not currently subject to regulation by any U.S. government agency.

MLAI, Winton and MLPF&S are each subject to regulation by the CFTC and the NFA.  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Possibility of Additional Government or Market Regulation

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general. In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund, MLAI the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of the Fund’s members.

Forward Trading

The Fund will trade currencies in the forward markets in addition to trading in the future markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

Effects of Speculative Position Limits

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans and cotton). All commodity accounts controlled by the Trading Advisor and its principals and their affiliates are combined for speculative position limit purposes.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

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

Changes in Trading Strategy

The Trading Advisor may make material changes in its trading strategies without the knowledge or seeking the approval of MLAI.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 6th Floor, 250 Vesey Street, New York,, New York, 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:          Legal Proceedings

None.

Item 4:          [Reserved]

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

(b)                                 Holders:

As of December 31, 2009, there were 6,573 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph:

Not applicable.

(f)                                    Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV
Jan-09	$2,016,403	1,226,299	$1.6443
Feb-09	1,172,901	708,573	1.6553
Mar-09	3,841,763	2,333,432	1.6464
Apr-09	2,392,607	1,481,032	1.6155
May-09	1,944,708	1,244,056	1.5632
Jun-09	859,934	563,633	1.5257
Jul-09	1,009,563	671,967	1.5024
Aug-09	1,077,904	731,030	1.4745
Sep-09	1,461,500	990,713	1.4752
Oct-09	976,926	647,571	1.5086
Nov-09	566,969	381,797	1.4850
Dec-09	849,124	545,850	1.5556
Jan-10	2,016,403	1,226,299	1.5088
Feb-10	993,760	675,430	1.4713

CLASS C

	Subscription
	Amount	Units	NAV
Jan-09	$6,451,429	4,075,703	$1.5829
Feb-09	5,081,580	3,191,747	1.5921
Mar-09	4,939,272	3,121,774	1.5822
Apr-09	7,230,339	4,660,826	1.5513
May-09	4,070,929	2,714,315	1.4998
Jun-09	3,424,358	2,341,281	1.4626
Jul-09	5,445,474	3,783,944	1.4391
Aug-09	3,878,980	2,748,710	1.4112
Sep-09	2,836,955	2,011,026	1.4107
Oct-09	3,244,205	2,250,576	1.4415
Nov-09	2,773,957	1,956,660	1.4177
Dec-09	3,703,949	2,496,259	1.4838
Jan-10	6,451,430	4,075,703	1.4380
Feb-10	8,747,139	6,243,051	1.4011

CLASS D

	Subscription
	Amount	Units	NAV
Jan-09	$5,367,524	3,341,129	$1.6065
Feb-09	1,990,000	1,228,926	1.6193
Mar-09	1,499,999	930,174	1.6126
Apr-09	—	—	1.5842
May-09	200,000	130,301	1.5349
Jun-09	(1)	—	1.4999
Jul-09	525,999	355,669	1.4789
Aug-09	2	—	1.4532
Sep-09	79,999	54,952	1.4558
Oct-09	1,999,998	1,341,741	1.4906
Nov-09	1,000,000	680,688	1.4691
Dec-09	1,199,999	778,815	1.5408
Jan-10	5,367,524	3,341,129	1.4964
Feb-10	5,623,168	3,848,849	1.4610

CLASS I

	Subscription
	Amount	Units	NAV
Jan-09	$837,728	505,539	$1.6571
Feb-09	3,674,992	2,202,309	1.6687
Mar-09	553,998	333,673	1.6603
Apr-09	3,154,692	1,935,750	1.6297
May-09	124,999	79,242	1.5774
Jun-09	1,150,993	747,351	1.5401
Jul-09	354,872	233,899	1.5172
Aug-09	255,203	171,346	1.4894
Sep-09	2,598,217	1,742,949	1.4907
Oct-09	143,747	94,260	1.5250
Nov-09	641,888	427,498	1.5015
Dec-09	111,902	71,121	1.5734
Jan-10	837,729	505,539	1.5267
Feb-10	797,711	535,664	1.4892

CLASS DS

	Subscription
	Amount	Units	NAV
Jan-09	$1,242,710	774,467	$1.6046
Feb-09	5,628,413	3,480,129	1.6173
Mar-09	2,795,089	1,735,434	1.6106
Apr-09	3,131,252	1,979,050	1.5822
May-09	5,772,859	3,765,973	1.5329
Jun-09	20,420,298	13,631,707	1.4980
Jul-09	5,200,060	3,520,452	1.4771
Aug-09	4,130,867	2,846,126	1.4514
Sep-09	4,591,788	3,158,039	1.4540
Oct-09	1,332,323	894,897	1.4888
Nov-09	968,538	660,082	1.4673
Dec-09	777,707	505,364	1.5389
Jan-10	1,242,710	774,467	1.4946
Feb-10	637,381	436,802	1.4592

CLASS DT

	Subscription
	Amount	Units	NAV
Jan-09	$—	—	$1.6423
Feb-09	—	—	1.6568
Mar-09	—	—	1.6500
Apr-09	—	—	1.6217
May-09	567,184	360,850	1.5718
Jun-09	—	—	1.5367
Jul-09	—	—	1.5159
Aug-09	—	—	1.4902
Sep-09	146,845	98,329	1.4934
Oct-09	—	—	1.5298
Nov-09	—	—	1.5083
Dec-09	—	—	1.5827
Jan-10	—	—	1.5377
Feb-10	—	—	1.5020

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:          Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period February 1, 2005(1) to December 31, 2005

Trading profit (loss)
Realized, net	$(26,823,655)	$168,699,930	$89,611,147	$22,914,555	$(3,305,781)
Change in unrealized, net	(11,425,948)	6,796,965	(3,491,204)	8,672,148	2,753,205
Brokerage commissions	(772,176)	(1,087,424)	(1,996,947)	(1,603,878)	(824,294)
Total trading profit (loss)	(39,021,779)	174,409,471	84,122,996	29,982,825	(1,376,870)

INVESTMENT INCOME:
Interest	51,172	12,915,952	24,566,411	10,650,742	1,641,584

EXPENSES:
Management fees	15,244,224	14,943,538	9,953,107	4,555,234	1,021,481
Performance fees	583	30,491,051	14,101,642	5,417,903	—
Sponsor fees	9,536,904	10,272,451	7,766,920	4,248,731	990,670
Other	1,349,841	1,848,834	1,060,592	996,583	160,449
Total Expenses	26,131,552	57,555,874	32,882,261	15,218,451	2,172,600

NET INVESTMENT LOSS	(26,080,380)	(44,639,922)	(8,315,850)	(4,567,709)	(531,016)

NET INCOME (LOSS)	$(65,102,159)	$129,769,549	$75,807,146	$25,415,116	$(1,907,886)

(1) commencement of operations

Balance Sheet Data	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Members’ Capital	$750,036,467	$803,988,560	$607,047,689	$323,050,144	$111,968,042
Net Asset Value per Class A Unit	1.5088	1.6440	1.3772	1.2076	1.0696
Net Asset Value per Class C Unit	1.4380	1.5827	1.3391	1.1859	1.0621
Net Asset Value per Class D Unit	1.4964	1.6066	1.3258	1.1460	1.0034
Net Asset Value per Class I Unit	1.5267	1.6566	1.3821	1.2069	1.0636
Net Asset Value per Class DS Unit	1.4946	1.6046	1.3258
Net Asset Value per Class DT Unit	1.5377	1.6425	1.3357

As of December 31, 2009 and 2008 the Net Asset Value per Unit of the different Classes are as follows:

December 31, 2009
Net Asset Value
Class A	$1.5088
Class C	1.4380
Class D	1.4964
Class I	1.5267
Class DS	1.4946
Class DT	1.5377

December 31, 2008
Net Asset Value
Class A	$1.6440
Class C	1.5827
Class D	1.6066
Class I	1.6566
Class DS	1.6046
Class DT	1.6425

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0223	$1.0633	$1.0295	$1.0836	$1.1068	$1.0828	$1.1560	$1.0872	$1.0553	$1.1191	$1.0717
2006	$1.1029	$1.0768	$1.1124	$1.1783	$1.1326	$1.1180	$1.1124	$1.1577	$1.1428	$1.1565	$1.1869	$1.2084
2007	$1.2584	$1.1800	$1.1279	$1.1924	$1.2488	$1.2678	$1.2516	$1.2421	$1.3172	$1.3458	$1.3769	$1.3777
2008	$1.4285	$1.5377	$1.5208	$1.5075	$1.5302	$1.6005	$1.5348	$1.4963	$1.5000	$1.5573	$1.6179	$1.6443
2009	$1.6553	$1.6464	$1.6155	$1.5632	$1.5257	$1.5024	$1.4745	$1.4752	$1.5086	$1.4850	$1.5556	$1.5088

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0214	$1.0618	$1.0249	$1.0779	$1.1000	$1.0783	$1.1508	$1.0817	$1.0490	$1.1115	$1.0642
2006	$1.0943	$1.0675	$1.1018	$1.1659	$1.1191	$1.1041	$1.0975	$1.1413	$1.1256	$1.1381	$1.1668	$1.1864
2007	$1.2345	$1.1568	$1.1047	$1.1670	$1.2212	$1.2387	$1.2219	$1.2116	$1.2837	$1.3105	$1.3397	$1.3393
2008	$1.3876	$1.4924	$1.4747	$1.4607	$1.4814	$1.5482	$1.4835	$1.4450	$1.4474	$1.5015	$1.5587	$1.5829
2009	$1.5921	$1.5822	$1.5513	$1.4998	$1.4626	$1.4391	$1.4112	$1.4107	$1.4415	$1.4177	$1.4838	$1.4380

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9601	$1.0118	$1.0366	$1.0202	$1.0920	$1.0150	$0.9862	$1.0471	$1.0054
2006	$1.0360	$1.0131	$1.0479	$1.1113	$1.0646	$1.0528	$1.0489	$1.0932	$1.0808	$1.0955	$1.1255	$1.1463
2007	$1.1952	$1.1216	$1.0733	$1.1362	$1.1914	$1.2110	$1.1971	$1.1894	$1.2629	$1.2919	$1.3235	$1.3259
2008	$1.3765	$1.4836	$1.4691	$1.4581	$1.4819	$1.5519	$1.4903	$1.4548	$1.4602	$1.5178	$1.5787	$1.6065
2009	$1.6193	$1.6126	$1.5842	$1.5349	$1.4999	$1.4789	$1.4532	$1.4558	$1.4906	$1.4691	$1.5408	$1.4964

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$1.0226	$1.0633	$1.0265	$1.0808	$1.1014	$1.0742	$1.1485	$1.0792	$1.0478	$1.1115	$1.0658
2006	$1.0972	$1.0715	$1.1073	$1.1732	$1.1283	$1.1154	$1.1100	$1.1558	$1.1414	$1.1553	$1.1862	$1.2079
2007	$1.2583	$1.1805	$1.1287	$1.1937	$1.2505	$1.2699	$1.2542	$1.2450	$1.3207	$1.3499	$1.3816	$1.3828
2008	$1.4343	$1.5444	$1.5279	$1.5151	$1.5385	$1.6098	$1.5442	$1.5059	$1.5102	$1.5684	$1.6299	$1.6571
2009	$1.6687	$1.6603	$1.6297	$1.5774	$1.5401	$1.5172	$1.4894	$1.4907	$1.5250	$1.5015	$1.5734	$1.5267

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	$1.0733	$1.1362	$1.1914	$1.2109	$1.1970	$1.1894	$1.2629	$1.2919	$1.3235	$1.3258
2008	$1.3765	$1.4835	$1.4690	$1.4582	$1.4817	$1.5509	$1.4900	$1.4549	$1.4602	$1.5171	$1.5773	$1.6046
2009	$1.6173	$1.6106	$1.5822	$1.5329	$1.4980	$1.4771	$1.4514	$1.4540	$1.4888	$1.4673	$1.5389	$1.4946

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	$1.1914	$1.2123	$1.1971	$1.1867	$1.2679	$1.2991	$1.3330	$1.3357
2008	$1.3901	$1.5051	$1.4899	$1.4785	$1.5045	$1.5802	$1.5141	$1.4761	$1.4824	$1.5452	$1.6117	$1.6423
2009	$1.6568	$1.6500	$1.6217	$1.5718	$1.5367	$1.5159	$1.4902	$1.4934	$1.5298	$1.5083	$1.5827	$1.5377

ML WINTON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2009

Type of Pool: Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions: $103,121,309

Current Capitalization: $ 71,241,932

Worst Monthly Drawdown(2): (6.23)% (February 2007)

Worst Peak-to-Valley Drawdown(3): (10.94)% (February-July 2009)

Net Asset Value per Unit Class A, December 31, 2009: $1.5088

Monthly Rates of Return (4)

Month	2009	2008	2007	2006	2005
January	.67%	3.69%	4.14%	2.91%	—
February	(0.54)	7.64	(6.23)	(2.37)	2.23%
March	(1.88)	(1.10)	(4.42)	3.31	4.01
April	(3.24)	(0.87)	5.72	5.92	(3.18)
May	(2.40)	1.51	4.73	(3.88)	5.25
June	(1.53)	4.59	1.52	(1.29)	2.14
July	(1.86)	(4.10)	(1.27)	(0.50)	(2.16)
August	0.05	(2.51)	(0.76)	4.07	6.76
September	2.26	0.25	6.04	(1.29)	(5.95)
October	(1.56)	3.82	2.17	1.20	(2.94)
November	4.75	3.89	2.32	2.63	6.04
December	(3.01)	1.63	0.05	1.81	(4.23)
Compound Annual Rate of Return	(8.24)%	19.36%	14.01%	12.76%	7.17%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 50.85%.

ML WINTON FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2009

Type of Pool: Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions: $450,182,327

Current Capitalization: $285,943,589

Worst Monthly Drawdown(2): (6.29)% (February 2007)

Worst Peak-to-Valley Drawdown(3): (11.40)% (February-August 2009)

Net Asset Value per Unit Class C, December 31, 2009: $1.4380

Monthly Rates of Return (4)

Month	2009	2008	2007	2006	2005
January	.58%	3.61%	4.05%	2.83%	—
February	(0.62)	7.55	(6.29)	(2.45)	2.14%
March	(1.95)	(1.19)	(4.50)	3.21	3.95
April	(3.32)	(0.95)	5.64	5.82	(3.47)
May	(2.48)	1.42	4.64	(4.01)	5.17
June	(1.61)	4.51	1.43	(1.34)	2.05
July	(1.94)	(4.18)	(1.36)	(0.60)	(1.97)
August	(0.04)	(2.60)	(0.84)	3.99	6.73
September	2.18	0.17	5.95	(1.38)	(6.01)
October	(1.65)	3.74	2.09	1.11	(3.02)
November	4.66	3.81	2.23	2.52	5.96
December	(3.09)	1.55	(0.03)	1.68	(4.25)
Compound Annual Rate of Return	(9.16)%	18.19%	12.89%	11.48%	6.42%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 43.78%.

ML WINTON FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2009

Type of Pool: Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions: $146,118,259

Current Capitalization: $114,447,350

Worst Monthly Drawdown(2): (7.06)% (September 2005)

Worst Peak-to-Valley Drawdown(3): (10.25)% (February-July 2009)

Net Asset Value per Unit Class D, December 31, 2009: $1.4964

Monthly Rates of Return (4)

Month	2009	2008	2007	2006	2005
January	.80%	3.82	4.27%	3.04%	—
February	(0.41)	7.78	(6.16)	(2.21)	—
March	(1.76)	(0.98)	(4.30)	3.44	—
April	(3.11)	(0.75)	5.86	6.05	(3.99)%
May	(2.28)	1.63	4.74	(4.20)	5.38
June	(1.40)	4.72	1.79	(1.11)	2.45
July	(1.74)	(3.97)	(1.15)	(0.37)	(1.57)
August	0.18	(2.38)	(0.64)	4.22	7.04
September	2.39	0.37	6.18	(1.13)	(7.06)
October	(1.44)	3.94	2.30	1.36	(2.84)
November	4.88	4.01	2.45	2.74	6.18
December	(2.88)	1.76	0.18	1.85	(3.98)
Compound Annual Rate of Return	(6.86)%	21.15%	15.64%	14.01%	0.54%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 49.65%.

ML WINTON FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2009

Type of Pool: Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions: $87,283,482

Current Capitalization: $56,724,215

Worst Monthly Drawdown(2): (6.19)% (February 2007)

Worst Peak-to-Valley Drawdown(3): (10.74)% (February-July 2009)

Net Asset Value per Unit Class I, December 31, 2009: $1.5267

Monthly Rates of Return (4)

Month	2009	2008	2007	2006	2005
January	.70%	3.72%	4.17%	2.95%	—
February	(0.50)	7.68	(6.19)	(2.34)	2.26%
March	(1.84)	(1.07)	(4.39)	3.34	3.98
April	(3.21)	(0.84)	5.76	5.95	(3.46)
May	(2.36)	1.54	4.76	(3.83)	5.29
June	(1.49)	4.63	1.55	(1.14)	1.90
July	(1.83)	(4.08)	(1.24)	(0.48)	(2.47)
August	0.09	(2.48)	(0.73)	4.13	6.92
September	2.30	0.29	6.08	(1.25)	(6.04)
October	(1.54)	3.85	2.21	1.22	(2.90)
November	4.79	3.92	2.35	2.67	6.08
December	(2.97)	1.67	0.09	1.83	(4.12)
Compound Annual Rate of Return	(7.87)%	19.82%	14.48%	13.33%	6.58%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 52.61%.

ML WINTON FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2009

Type of Pool: Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions: $159,140,150

Current Capitalization: $158,630,744

Worst Monthly Drawdown(2): (3.93)% (July 2008)

Worst Peak-to-Valley Drawdown(3): (10.26)% (February-July 2009)

Net Asset Value per Unit Class DS, December 31, 2009: $1.4946

Monthly Rates of Return (4)

Month	2009	2008	2007
January	.79%	3.82%	—
February	(0.41)	7.77	—
March	(1.76)	(0.98)	—
April	(3.12)	(0.74)	5.86%
May	(2.28)	1.61	5.50
June	(1.40)	4.67	1.03
July	(1.74)	(3.93)	(1.15)
August	0.18	(2.36)	(0.64)
September	2.39	0.36	6.18
October	(1.44)	3.90	2.30
November	4.88	3.97	2.44
December	(2.88)	1.73	0.18
Compound Annual Rate of Return	(6.86)%	21.02%	23.53%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 49.46%.

(6)  Class DS was previously known as Class D-SM.

ML WINTON FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions: $117,627,489

Current Capitalization: $63,048,637

Worst Monthly Drawdown(2): (4.18)% (July 2008)

Worst Peak-to-Valley Drawdown(3): (10.06)% (February-July 2009)

Net Asset Value per Unit Class DT, December 31, 2009: $1.5377

Monthly Rates of Return (4)

Month	2009	2008	2007
January	.88%	4.07%	—
February	(0.41)	8.27	—
March	(1.72)	(1.01)	—
April	(3.08)	(0.77)	—
May	(2.23)	1.76	—
June	(1.35)	5.03	1.76%
July	(1.70)	(4.18)	(1.25)
August	0.21	(2.51)	(0.87)
September	2.44	0.43	6.85
October	(1.41)	4.24	2.46
November	4.93	4.30	2.61
December	(2.84)	1.90	0.20
Compound Annual Rate of Return	(6.38)%	22.96%	12.11%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 53.78%.

(6)  Class DT was previously known as Class D-TF.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may not have caused such movements, but simply occurred at or about the same time.

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

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Total Trading
Year ended December 31, 2009	Profit (Loss)

Interest Rates	$(8,522,945)
Agricultural	2,114,401
Currencies	(12,121,842)
Energy	(12,677,833)
Metals	3,421,909
Stock Indices	(10,463,293)
(38,249,603)
Change in Brokerage Commission Payable	(772,176)
$(39,021,779)

The Fund experienced a net trading loss after brokerage commissions and related fees for the year ended December 31, 2009 of $39,021,779.  The Fund’s metals and agriculture sectors posting gains while the interest rates, stock indices, currencies and energy sectors posted losses.

Losses were posted to the Fund at the beginning of the first quarter in metals as gold went lower against their recent trend. Losses were also posted to the Fund in the middle through the end of the first quarter as base metals retreated. Profits were posted to the Fund at the beginning of the second quarter to be offset with losses posted for the Fund from the middle to the end of the second quarter due to the commodity sector mixed with the main features being the vacillations in the gold price making it hard to gain headway. Losses were posted to the Fund at the beginning of the third quarter only which was offset with profits posted to the Fund throughout the remainder of the quarter. Gold was close to reaching an all time high at the end of the third quarter as the level of debt by governments created a fear of future inflation in debtor economies. Profits were posted to the Fund at the beginning through the middle of the fourth quarter as gold reached an all time high. Losses were posted to the Fund at the end of the fourth quarter due to a sharp reversal in gold giving up the gains that was made in the beginning through the middle of the fourth quarter.

Profits were posted to the Fund at the beginning through the middle of the first quarter in the agriculture sector.  The continuing plunge in demand and concomitant build up in stock levels kept a lid on prices in February. Grain markets came under renewed price pressure as the Fund’s profits resulted from short positions in grains. Losses were posted to the Fund at the end of the first quarter due to volatility in the markets. Profits were posted to the Fund at the beginning of the second quarter as general trading conditions returned to something approaching normality with daily ranges more constrained and volatility declining. Losses were posted to the Fund in the middle of the second quarter due to the Fund having a mixture of long and shorts within the same sector i.e. long soybeans/short bean oil. Profits were posted to the Fund at the end of the second quarter due to crops doing well. Overall, losses were posted to the Fund at the beginning and end of the third quarter due to volatility in the global markets. Losses were posted to the Fund at the beginning and the middle of the fourth quarter. However, the fourth quarter ended with profits being posted to the Fund. In addition, meats trading registered overall gains for the year.

Losses were posted to the Fund in the interest rate sector at the beginning of the first quarter due to losses in bonds as yields rose in the United States. It is the Fund’s plan to gradually loosen up “Government Paper” only approach for the cash held by the Fund. The Fund intends to make a tactical shift to allocate small percentages to agency paper, corporate bonds and in due course commodity cash and carries. Yields in the 10 year bond markets firmed up fractionally but not enough to offset losses posted to the Fund in the middle of the first quarter. The macro economic background continued to weigh heavily on sentiment, and the discussion or implementation of aggressive “quantitative easing” by governments created sharp moves during the month of March. The short term rates continued to decline at the end of the first quarter resulting in profits being posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to bond yields rising on the ten year U.S. Treasury note. Profits were posted to the Fund in the middle of the quarter due to short positions in the German Government bund and long positions in the Australian ten year bond.  Losses were posted to the Fund at the end of the second quarter with the Fund losing in the bond sector and also in short term interest rates. Losses were posted to the Fund at the beginning of the third quarter. Uncertainty continued in the fixed income markets, with U.S. Federal Reserve Chairman Bernanke tempering the optimism by saying that interest rates will need to remain low for “an extended period”. Against this background the Fund’s returns were dominated by losses in equity and bond sectors.  Profits were posted to the Fund in the middle of the third quarter due to continued economic recovery, with a further stream of positive data being released. At the annual Jackson Hole meeting of Central Bankers, they chose not to declare an end to the global economic crisis, with U.S. Federal Reserve Chairman Bernanke stating that “critical challenges remain”. The U.S. Federal Reserve again committed to leaving interest rates near zero for an “extended period” while the Bank of England moved to continue its program of quantitative easing. Profits were posted to the Fund at the end of the third quarter due to short term interest rates which registered further gains and became the Fund’s best performing sector for the year. Losses were posted to the Fund at the beginning of the fourth quarter. The rallying of asset prices and the U.S. dollar falling resulted in profits being posted to the Fund in the middle of the fourth quarter. Equity markets made new 2009 highs, bonds rallied and gold put in a stellar performance to reach a lifetime high. The surprise announcement that Dubai World was asking its bond holders to delay repayment led to a swift reversal in asset prices, giving back only a portion of the November’s profits.  A number of longer term trends reversed in December which gave back some of November’s gains with sharp reversals in bonds resulting in losses posted to the Fund.

Profits were posted to the Fund in stock indices at the beginning through the middle of the first quarter as the global financial and commodity markets worsened. No regions, countries, sectors or companies appeared to be immune from the recessionary conditions. Against this recessionary background and with volatility levels still elevated, the Fund kept a low margin exposure as profits were made in short positions in equities with most stock indices falling more than 10% in February. March proved a difficult month to navigate as markets either reversed previous direction or simply became range bound resulting in losses being posted to the Fund at the end of the first quarter. The stock indices sector posted losses for the Fund. The flurry of “green shoots” of recovery, which started mid March, began to wane (at least temporarily), and there was renewed talk of “yellow weeds” appearing. As such, equities came off their recent highs as the S&P ended flat and markets such as Russia fell from their highs resulting in losses posted to the Fund at the beginning of the second quarter. The underlying structure of markets exposure for the Fund during May was somewhat out of sync such that the recent market action with the new sense of relative confidence has engendered losses posted to the Fund. Against this recessionary background and with volatility in global markets, the Fund posted profits at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter due to economic sentiment continuing to hang on the metaphor of “green shoots”. In August, the Dow Jones was up 46% from its March low. The last time that the Dow managed this level of return in the space of six months was in 1975 when it staged a recovery from the 1973-74 stock market crash. During this move the Fund’s stock index systems were slow to reverse their short positions resulting in losses being posted to the Fund in the middle of the third quarter. Global stock indices continued their seemed rally into September causing much comment as to weather the moves were sustainable as it appeared they were the direct result of Government and Central Bank stimulus. Therefore, the third quarter ended with profits being posted to the Fund. Equity markets opened the month of October with a selloff, rallying to make new 2009 highs and then promptly fell back to where they started at the beginning of the month resulting in losses being posted to the Fund. Profits were posted to the Fund in the middle of the fourth quarter with the continuation of a number of longer term trends. The general theme was the rallying of asset prices and the U.S. dollar falling as equity markets made new 2009 highs. Global stock markets moved higher in the month of December resulting in profits being posted to the Fund at the end of the fourth quarter.

Profits were posted to the Fund in currencies at the beginning of the first quarter as the U.S. dollar and the Japanese yen remain strong while the British sterling remained under pressure. Losses were posted to the Fund in the middle of the quarter from the fluctuating currency markets where losses occurred from the weakening of the U.S. dollar. The long exposure in the U.S. dollar was damaged by both the increasing indebtedness of the United States following President Obama’s latest fiscal stimulus package and rumors of it being sidelined as the reserve currency and the Japanese yen position also suffered posting losses to the Fund as the first quarter ended. Losses were posted to the Fund at the beginning of the second quarter due to the currency markets being in flux with the Japanese yen remaining steady and the U.S. dollar marginally low. Losses were posted to the Fund in the middle of the quarter from the fluctuating currency markets where losses occurred from the weakening of the U.S. dollar. The second quarter ended with profits being posted to the Fund as the month of June was a “game of two halves” with a subtle and possibly significant change in recent investor appetite for risky assets being reversed. Profits were posted to the Fund at the beginning and end of the third quarter as currency positions continued to bring some diversification to the Fund with margin to equity rising. At the end of the third quarter, the currencies sector was the strongest sector due to the benefits from the falling U.S. dollar.  The U.S. dollar continued its fall with the euro going up and the Norwegian central bank became the first European Central Bank to raise its benchmark rate resulting in profits being posted to the Fund at the beginning of the fourth quarter. The U.S. dollar continued to fall in November. The Japanese yen moved to a fourteen year high against the U.S. dollar, leading to the Bank of Japan making noises of intervention as profits were posted to the Fund in November. The U.S. dollar reversed its near year long decline, making currencies the worst performing sector in December. The fourth quarter ended with losses posted to the Fund.

The energy sector posted profits for the Fund throughout the first quarter as a rally in energy derived from crude oil prices. Losses were posted to the Fund at the beginning of the second quarter. Losses continued to be posted to the Fund in the middle of the second quarter as crude oil was up in May, despite inventories at nineteen year highs, demand falling and offshore floating storage estimated at over 100 million barrels.  Losses were posted to the Fund at the end of the second quarter as commodities retreated in June. The energy sector posted losses to the Fund throughout the third quarter with crude oil starting the quarter by falling $10 a barrel to $60 a barrel. At the end of the third quarter, system changes were focused on the energies sector, where a new forecasting variable was added, albeit at a very low weight. Crude oil briefly went above $80 a barrel only to fall back in October resulting in losses being posted to the Fund. Profits were posted to the Fund in the middle of the fourth quarter with the continuation of a number of longer term trends. The general theme was the rallying of asset prices and the U.S. dollar falling. A number of longer term trends reversed in December resulting in losses being posted to the Fund at the end of the fourth quarter.

Total Trading
Year ended December 31, 2008	Profit (Loss)

Interest Rates	$78,006,545
Agricultural	677,429
Currencies	14,971,254
Energy	17,240,490
Metals	8,194,946
Stock Indices	55,223,686
174,314,350
Change in Brokerage Commission Payable	95,121
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

The energy sector posted profits for the Fund. Losses were posted for the Fund at the beginning of the first quarter from the falling back of energy prices from recent highs. The Fund experienced renewed strength in the commodity markets with long positions in the energy sectors posting profits for the Fund at the middle of the quarter which continued through the end of the quarter. The energy sector was the stand out performer for the Fund at the beginning of the second quarter with crude oil, unleaded gasoline and natural gas markets all contributing to the profit. The continued boom in crude oil prices dominated the mid-quarter as the price has increased over 50% from the first week of February. Profits continued to be posted to the Fund at the end of the second quarter ended in particular with the renewed surge in crude oil. Losses were posted to the Fund at the beginning of the third quarter due to the fluctuation of crude oil moving from $140 per barrel up to $147 per barrel and then down to $125 per barrel . Losses continued to be posted to the Fund in the middle of the third quarter to the end as crude oil continued to fall in price. Losses were posted to the Fund at the beginning of the fourth quarter as crude oil continues to fluctuate in price.  Profits were posted to the Fund mid-quarter through the end of the quarter in spite of the crude oil continuing its sharp decline. Profits were posted to the Fund as the year ended due to the Fund’s short positions in the energy sector.

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

Total Trading
Year ended December 31, 2007	Profit (Loss)

Interest Rates	$27,987,381
Agricultural	22,980,789
Currencies	22,469,708
Energy	12,855,981
Metals	2,040,598
Stock Indices	(4,200,844)
84,133,613
Change in Brokerage Commission Payable	(10,617)
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

The energy sector posted profits for the Fund. In a continuation of the priced action occurring at the end of 2006, the rise in the U.S. equity markets and the decline in crude oil prices led to significant gains at the beginning of the year. However, losses were posted mid-quarter through the end of the first quarter due to volatility in the market. Profits were posted at the beginning through the middle of the second quarter only to be offset at quarter’s end due to the difficulty in trading because of weather conditions and geopolitical pressure. Profits were posted for the Fund at the beginning of the third quarter and at the end due to purchases of crude oil and derived fuels. Strong gains were posted for the Fund in October due to a 17% rally in crude oil. Profits continued to be posted for the Fund through the end of the year.

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

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

During all periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Fund’s Management Fees and Sponsor Fees are a percentage of the Fund’s assets. Brokerage Commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  Performance fees payable to Winton and MLAI are based on the New Trading Profits generated by the Fund excluding interest and after reduction of the Brokerage Commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits.  Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Fund.

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

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise. Investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the Manager of the Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments are discusses in Exhibit 13.01.

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

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e. “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

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

The Fund’s risk exposure in the various market sectors traded by Winton is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2009 and December 31, 2008, the Fund’s average month-end Net Asset Value was $769,805,727 and $725,896,624, respectively.

December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$277,767	0.04%	$707,394	$10,427
Currencies/FX	3,051,075	0.40%	6,085,683	626,499
Energy	148,497	0.02%	337,061	4,497
Interest Rates	35,281,296	4.58%	42,048,600	30,410,845
Metals	729,766	0.09%	2,416,942	58,410
Stock Indices	1,468,414	0.19%	5,308,164	260,665

TOTAL	$40,956,815	5.32%	$56,903,844	$31,371,343

December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$1,555,708	0.21%	$3,763,862	$135,712
Currencies/FX	4,584,934	0.63%	10,325,792	348,541
Energy	1,633,598	0.23%	4,313,519	183,431
Interest Rates	26,875,457	3.70%	39,784,252	17,648,522
Metals	1,030,926	0.14%	2,479,475	16,372
Stock Indices	2,585,955	0.36%	10,586,469	95,514

TOTAL	$38,266,578	5.27%	$71,253,369	$18,428,092

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

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S or BlackRock. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2009, by market sector.

Interest Rates.

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

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2009.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2009.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in Australian dollars, British pounds and Euros.

U.S. Dollar Cash Balance.

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Winton has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist simply of ongoing process of monitoring Winton with the market risk controls being applied by Winton.

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

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S and in the BlackRock sponsored money market mutual fund in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S and in the BlackRock sponsored money market mutual fund.

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2009

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	2008	2008	2008	2008
Total Income (Loss)	$7,145,933	$10,327,646	$(49,513,184)	$(6,931,000)	$102,008,626	$(55,832,516)	$54,559,292	$86,590,021
Total Expenses	6,342,199	6,357,059	6,509,738	6,922,556	26,423,040	(5,615,460)	15,604,319	21,143,974
Net Income (Loss)	$803,734	$3,970,586	$(56,022,922)	$(13,853,556)	$75,585,586	$(50,217,056)	$38,954,973	$65,446,047

Net Income (Loss) per weighted average Unit(a)	$0.0016	$0.0076	$(0.1091)	$(0.0271)	$0.1433	$(0.0965)	$0.0804	$0.1406

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Managers of MLAI, the Manager of the Fund, dismissed Deloitte & Touche as the independent registered public accounting firm for the Fund, effective April 20, 2009. The Board of Managers of the Manager, on behalf of the Fund, approved the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Fund effective April 20, 2009.

There were no disagreements with the respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2009, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

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

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2009, the Fund’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Winton on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 34 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri serves as Vice President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 43 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Management Investment Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 40 years old, has been a Vice President of MLAI and Managing Director of GIS since March 2008. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 2004 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Apect Futures Access LLC, ML Bluetrend FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                               Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Item 10(a) and (b) above.

(f)                                    Involvement in Certain Legal Proceedings:

None.

(g)                                 Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

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

(b)                                 Security Ownership of Management:

As of December 31, 2009, MLAI owned 19,470 Unit-equivalent member interests, which constituted ..0038% of the total Units outstanding, and Winton did not own any Units.

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

The Fund pays MLAI and MLPF&S and its affiliates Brokerage Commissions, Sponsor Fees, and Management Fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

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

In 2009, the Fund expensed:  (i) Brokerage Commissions of $772,176 to MLPF&S, $15,244,224 in Management Fees earned by Winton and MLAI; and (ii) Sponsor Fees of $9,536,904.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI during 2009 would be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2009 were $55,500.

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2008 were $55,500, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2009 and 2008 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2009 were $61,200.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the years ended December 31, 2008 was $72,000, respectively.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 for any other professional services in relation to the Fund.

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the year ended December 31, 2008 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.

Page:

REPORTS OF REGISTERED PUBLIC ACCOUNTING FIRMS	1

Statements of Financial Condition as of December 31, 2009 and 2008	3

Statements of Operations for the years ended December 31, 2009, 2008 and 2007	4

Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008 and 2007	5

Financial Data Highlights for the years ended December 31, 2009, 2008 and 2007	7

Notes to Financial Statements	10

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

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Winton Futures Access LLC.

Exhibit 3.02:	Is filed herewith.

10.01	Futures Customer Agreement between ML Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:

Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-51084) under the Securities Exchange Act, filed on February 12, 2008.

10.02	ML FuturesAccess Advisory Agreement by and among ML Winton FuturesAccess LLC, ML Winton FuturesAccess Ltd., Winton Capital Management Ltd., and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 31, 2010
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2010
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Deann Morgan	Vice President and Manager	March 31, 2010
Deann Morgan

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML WINTON FUTURESACCESS LLC

2009 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Winton Futures Access LLC.

Exhibit 13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications