Form 10-Q
period 2010-03-31
ML Winton FuturesAccess LLC
filed 2010-05-14
CIK 1309136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended  March 31, 2010

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

As of March 31, 2010, 510,839,946 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $73,072,899 for 2010 and $53,748,925 for 2009)	$767,236,736	$761,893,194
Net unrealized profit on open contracts	30,711,148	3,305,166
Cash and cash equivalents	239,065	1,102,160
Accrued interest receivable	347	—

TOTAL ASSETS	$798,187,296	$766,300,520

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$—	$115,138
Sponsor and Advisory fees payable	2,076,395	3,146,710
Redemptions payable	9,931,035	12,610,951
Other liabilities	429,674	391,254

Total liabilities	12,437,104	16,264,053

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	29,762	28,686
Members’ Interest (510,820,476 Units and 506,821,001 Units)	785,720,430	750,007,781
Total members’ capital	785,750,192	750,036,467

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$798,187,296	$766,300,520

NET ASSET VALUE PER UNIT (SEE NOTE 4)
(Based on 510,839,946 and 506,840,471 Units outstanding; unlimited Units authorized)

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2010	2009
TRADING PROFIT (LOSS):

Realized, net	$9,493,753	$9,292,135
Change in unrealized, net	27,405,982	(16,097,643)
Brokerage commissions	(215,593)	(181,189)

Total trading profit (loss)	36,684,142	(6,986,697)

INVESTMENT INCOME:
Interest	(2,323)	55,697

EXPENSES:
Management fee	3,774,461	3,999,305
Sponsor fee	2,253,164	2,626,833
Performance fee	—	583
Other	251,642	295,838
Total expenses	6,279,267	6,922,559

NET INVESTMENT LOSS	(6,281,590)	(6,866,862)

NET INCOME (LOSS)	$30,402,552	$(13,853,559)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	47,770,151	47,560,872
Class C	202,126,577	216,536,584
Class D	82,273,356	77,522,038
Class I	37,631,692	43,458,423
Class DS	107,476,448	72,859,473
Class DT	40,038,225	52,578,873

Net income (loss) per weighted average Unit
Class A	$0.0583	$(0.0295)
Class C	$0.0518	$(0.0311)
Class D	$0.0662	$(0.0229)
Class I	$0.0608	$(0.0272)
Class DS	$0.0634	$(0.0238)
Class DT	$0.0648	$(0.0197)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited in Units)

	Members’ Capital December 31,2008	Subscriptions	Redemptions	Members’ Capital March 31, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital March 31, 2010
Class A	45,849,416	4,268,304	(2,143,990)	47,973,730	47,207,338	1,595,411	(1,603,745)	47,199,004
Class C	215,169,073	10,389,224	(19,428,207)	206,130,090	198,836,141	11,484,962	(11,559,369)	198,761,734
Class D	73,051,567	5,500,229	—	78,551,796	76,481,524	7,342,726	(2,979,453)	80,844,797
Class I	43,073,827	3,041,521	(4,061,573)	42,053,775	37,155,502	2,241,298	(1,608,544)	37,788,256
Class DS	69,186,442	5,990,030	(1,590,610)	73,585,862	106,138,162	1,604,680	(362,381)	107,380,461
Class DT	53,758,785	—	(2,240,582)	51,518,203	41,002,334	—	(2,156,110)	38,846,224

Total Members’ Units	500,089,110	29,189,308	(29,464,962)	499,813,456	506,821,001	24,269,077	(20,269,602)	510,820,476

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2010
Class A	$75,377,293	$7,031,067	$(3,519,272)	$(1,403,459)	$77,485,629	$71,227,277	$2,378,246	$(2,437,850)	$2,785,540	$73,953,213
Class C	340,542,258	16,472,281	(30,563,973)	(6,723,540)	319,727,026	285,929,558	16,257,242	(16,588,150)	10,472,428	296,071,078
Class D	117,366,051	8,857,523	—	(1,772,631)	124,450,943	114,447,349	10,850,321	(4,647,328)	5,450,411	126,100,753
Class I	71,357,222	5,066,718	(6,729,030)	(1,180,424)	68,514,486	56,724,216	3,394,288	(2,436,486)	2,286,617	59,968,635
Class DS	111,018,099	9,666,212	(2,579,492)	(1,737,149)	116,367,670	158,630,745	2,382,891	(540,635)	6,812,399	167,285,400
Class DT	88,296,222	—	(3,705,795)	(1,035,767)	83,554,660	63,048,636	—	(3,301,366)	2,594,081	62,341,351

Total Members’ Interest	$803,957,145	$47,093,801	$(47,097,562)	$(13,852,970)	$790,100,414	$750,007,781	$35,262,988	$(29,951,815)	$30,401,476	$785,720,430

Class A	$15,971	$—	$—	$(281)	$15,690	$14,655	$—	$—	$568	$15,223
Class C	15,444	—	—	(308)	15,136	14,031	—	—	508	14,539

Total Sponsor’s Interest	$31,415	$—	$—	$(589)	$30,826	$28,686	$—	$—	$1,076	$29,762

Total Members’ Capital	$803,988,560	$47,093,801	$(47,097,562)	$(13,853,559)	$790,131,240	$750,036,467	$35,262,988	$(29,951,815)	$30,402,552	$785,750,192

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the three months ended March 31, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5088	$1.4380	$1.4964	$1.5267	$1.4946	$1.5377

Net realized and net change in unrealized trading profit(loss)	0.0722	0.0687	0.0718	0.0731	0.0718	0.0739
Brokerage commissions	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0138)	(0.0167)	(0.0080)	(0.0124)	(0.0081)	(0.0064)

Net asset value, end of period	$1.5668	$1.4896	$1.5598	$1.5870	$1.5579	$1.6048

Total Return: (a)

Total return before Performance fees	3.85%	3.95%	4.24%	3.95%	4.24%	4.37%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	3.85%	3.95%	4.24%	3.95%	4.24%	4.37%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.17%	0.81%	0.54%	0.81%	0.54%	0.41%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.17%	0.81%	0.54%	0.81%	0.54%	0.41%

Net investment income (loss)	-1.17%	-0.81%	-0.54%	-0.81%	-0.54%	-0.41%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the three months ended March 31, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6440	$1.5827	$1.6066	$1.6566	1.6046	1.6425

Net realized and net change in unrealized trading profit(loss)	(0.0136)	(0.0130)	(0.0134)	(0.0137)	(0.0133)	(0.0137)
Brokerage commissions	(0.0004)	(0.0003)	(0.0004)	(0.0004)	(0.0004)	(0.0004)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0146)	(0.0182)	(0.0087)	(0.0129)	(0.0088)	(0.0068)

Net asset value, end of period	$1.6155	$1.5513	$1.5842	$1.6297	$1.5822	$1.6217

Total Return: (a)

Total return before Performance fees	-1.76%	-2.00%	-1.39%	-1.66%	-1.39%	-1.26%
Performance fees	0.00%	0.00%	-0.01%	0.00%	-0.01%	0.00%
Total return after Performance fees	-1.76%	-2.00%	-1.40%	-1.66%	-1.40%	-1.26%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.01%	-0.01%
Expenses (including Performance fees)	0.91%	1.16%	0.54%	0.81%	0.55%	0.40%

Net investment income (loss)	-0.91%	-1.15%	-0.53%	-0.80%	-0.54%	-0.40%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Winton” or the “Trading Advisor”), is the Trading Advisor of the Fund.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Fund as of March 31, 2010 and the results of its operations for the three months ended March 31, 2010 and 2009.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read  in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

The Fund offers six Classes of Units:  Class A, Class C, Class D, Class DT, Class DS, and Class I.  Each Class of Units except for Class DT and Class DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit (see Note 4).  Class DS commenced on April 2, 2007 and was offered at $1.0733 and Class DT commenced on June 1, 2007 and was offered at $1.1914.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

Estimates

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	409	$231,673	0.03%	(2,439)	$3,303,564	0.42%	$3,535,237	0.45%	April 2010 - December 2010
Currencies	3,993	2,739,449	0.35%	(3,717)	1,696,056	0.22%	4,435,505	0.57%	June 2010
Energy	1,083	1,384,411	0.18%	(283)	1,134,532	0.14%	2,518,943	0.33%	April 2010 - July 2010
Interest rates	11,434	6,864,578	0.87%	(1,447)	(83,734)	-0.01%	6,780,844	0.86%	April 2010 - June 2012
Metals	1,785	8,687,007	1.11%	(297)	(1,952,917)	-0.25%	6,734,090	0.86%	May 2010 - July 2010
Stock indices	6,531	6,706,637	0.85%	(4)	(108)	0.00%	6,706,529	0.85%	April 2010 - June 2010

Total		$26,613,755	3.39%		$4,097,393	0.53%	$30,711,148	3.92%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,102	$1,087,413	0.14%	(989)	$(286,832)	-0.04%	$800,581	0.10%	January 10 - November 10
Currencies	2,892	(2,562,251)	-0.34%	(302)	(169,839)	-0.02%	(2,732,090)	-0.36%	March 10
Energy	106	134,142	0.02%	(255)	(642,428)	-0.09%	(508,286)	-0.07%	January 10 - December 10
Interest rates	7,633	(179,602)	-0.03%	(460)	17,539	0.00%	(162,063)	-0.03%	January 10 - June 10
Metals	1,420	3,027,127	0.40%	(106)	(880,988)	-0.13%	2,146,139	0.27%	January 10 - April 10
Stock indices	5,218	3,774,920	0.50%	(16)	(14,035)	0.00%	3,760,885	0.50%	January 10 - March 10

Total		$5,281,749	0.69%		$(1,976,583)	-0.28%	$3,305,166	0.41%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of March 31, 2010 and December 31, 2009.

3.               FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. MLAI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$26,613,755	$4,097,393	$30,711,148
Forwards	—	—	—
Total	$26,613,755	$4,097,393	$30,711,148

December 31, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$5,281,749	$(1,976,583)	$3,305,166
Forwards	—	—	—
Total	$5,281,749	$(1,976,583)	$3,305,166

The Fund’s volume of trading forward and futures as of the quarter and year ended March 31, 2010 and the December 31, 2009, respectively are representative of the activity throughout these periods.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of March 31, 2010 and December 31, 2009:

Net unrealized
profit (loss)
on open contracts	Total	Level I	Level II	Level III

March 31, 2010	$30,711,148	$25,714,800	$4,996,348	$—
December 31, 2009	$3,305,166	$986,304	$2,318,862	$—

There were no significant transfers to or from Level 1or II during the quarter ended March 31, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2010 and 2009:

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$4,113,927	3,053,537
Currencies	11,663,862	(10,372,414)
Energy	741,807	2,240,462
Interest rates	11,045,343	(3,305,336)
Metals	3,643,121	(2,316,083)
Stock indices	5,691,675	3,894,326

Total	$36,899,735	(6,805,508)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.               NET ASSET VALUE PER UNIT

The Net Asset Value per Unit of the different Classes at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010

Net Asset Value
Class A	$1.5668
Class C	1.4896
Class D	1.5598
Class I	1.5870
Class DS	1.5579
Class DT	1.6048

December 31, 2009

Net Asset Value
Class A	$1.5088
Class C	1.4380
Class D	1.4964
Class I	1.5267
Class DS	1.4946
Class DT	1.5377

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

MLAI, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Winton, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Winton.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

6.               RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update to the fair value measurements disclosure. Pursuant to this update, additional disclosures in the financial statements relating to transfers in and out of Levels 1 and 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in Level 3 rollforward, will be required. In addition, this update provides clarifications on i) the level of aggregation of classes of assets and liabilities disclosed in the fair value measurement disclosures and ii) disclosures relating to the inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 roll forward which are effective for fiscal years beginning after December 15, 2010. This update further enhances the fair value disclosures and the Manager has determined that the adoption of this update on January 1, 2010, did not have a material impact to the Fund’s financial statements.

7.               SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is a useful performance measure for the investors of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes, as discussed in Note 4 to the financial statements.

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all net asset value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2009	$1.6553	$1.6464	$1.6155
2010	$1.4713	$1.5023	$1.5668

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2009	$1.5921	$1.5822	$1.5513
2010	$1.4011	$1.4295	$1.4896

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2009	$1.6193	$1.6126	$1.5842
2010	$1.4610	$1.4937	$1.5598

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2009	$1.6687	$1.6603	$1.6297
2010	$1.4892	$1.5211	$1.5870

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2009	$1.6173	$1.6106	$1.5822
2010	$1.4592	$1.4919	$1.5579

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2009	$1.6568	$1.6500	$1.6217
2010	$1.5020	$1.5362	$1.6048

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Fund capital increased 4.76% from $750,036,467 to $785,750,192.  This increase was attributable to the net gain from operations of $30,402,552, coupled with the redemption of 20,269,602 Redeemable Units resulting in an outflow of $29,951,815.  The cash outflow was offset with cash inflow of $35,262,988 due to subscription of 24,269,077 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

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

Cash and Cash Equivalents

The Fund considered all highly liquid investments, with a maturity of three months or less when acquired,to be cash equivalents. Cash equivalents were recorded at amortized cost which approximated fair value (Level II see Note 3). Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

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

Interest Rates and Income

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Member is individually responsible for reporting income or loss based on such Member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States — 2007.

Results of Operations

January 1, 2010 through March 31, 2010

The Fund experienced a net trading profit of $36,899,735 before brokerage commissions and related fees in the first quarter of 2010. Profits were attributable to currencies, interest rates, stock indices, agriculture, metals and agriculture sectors.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. The Fund reintroduced currency forwards trading on the Brazilian real and the Russian ruble due to the fact the Fund’s intentions to only use currency forwards when the Fund is unable to gain satisfactory liquidity in the futures markets. Profits were posted to the Fund in the middle of the quarter. Concerns over Greek Sovereign Debt and its impact on the euro formed the backdrop to this month’s trading as the euro continued its January fall against the U.S. dollar and the short euro positions. Profits were posted to the Fund at the end of the quarter due to the continued concern over the economic situation in Greece with the risk of a similar story playing out in other European countries. The euro rallied for the first two weeks of March before reversing resulting in new lows for the year plus the weakness in the British sterling resulting in profits being posted to the Fund.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter due to gains in the short term interest rates.  Losses were posted to the Fund at the end of the quarter due to the lack of clear direction in the bond markets.

The stock indices sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. January started well through the middle of the month. The Obama administration’s announcement of its intention to reduce speculative activities by banks started a sharp sell-off in equity markets, wiping out earlier gains. These losses occurred in long equity positions. Profits were posted to the Fund in the middle of the quarter. Stock Index futures posted modest gains, with positions sizably reduced from the previous month.  Profits were posted to the Fund at the end of the quarter. The stock markets put in a strong performance with the Dow Jones up, reaching a level not seen since September 2008.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to long positions in the sugar markets, whose price rallied due to supply concerns. Losses were posted to the Fund in the middle of the quarter. The longer term bull market in sugar reversed sharply from multi-year highs as output in both Brazil and India rose. Profits were posted to the Fund at the end of the quarter. Crops were up in March and the center of the action in the commodities markets has been sugar, where over the course of the last two months it has gone from a 25 year high of around $29 down to $16.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Poorer growth outlook resulted in many commodities markets selling off. The month of February was, to a large degree, dominated by news flow relating to the debt crisis within the Euro zone. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant. As a result, the Fund posted profits in the middle of the quarter. Profits were seen in industrial metals in March, especially nickel which reached a twenty two month high. The quarter ended with profits being posted to the Fund.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter due to poorer growth outlook resulting in many commodities markets selling off.  Also, oil prices faced additional downward pressure due to an increase in inventories and milder weather in the United States. The quarter ended with profits being posted to the Fund as commodity markets generally follow the direction of stock markets and finished the month of March higher.

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

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2010 and 2009, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $756,311,117 and $803,126,683 respectively.

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$6,347,997	0.84%	$7,364,790	$5,458,203
Currencies	7,694,909	1.02%	8,927,444	6,616,319
Energy	4,155,059	0.55%	4,820,597	3,572,647
Interest Rates	11,763,706	1.56%	13,647,963	10,114,795
Metals	11,682,597	1.54%	13,553,862	10,045,055
Stock Indices	11,634,781	1.54%	13,498,387	10,003,942

TOTAL	$53,279,049	7.05%	$61,813,043	$45,810,961

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$451,324	0.06%	$1,353,972	$366,479
Currencies/FX	948,326	0.12%	2,844,978	509,255
Energy	82,457	0.01%	247,371	34,560
Interest Rates	28,442,500	3.54%	85,327,500	27,456,396
Metals	86,972	0.01%	260,917	38,385
Stock Indices	238,284	0.03%	714,853	196,419

TOTAL	$30,249,863	3.77%	$90,749,591	$28,601,494

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

The following were the primary trading risk exposures of the Fund as of March 31, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2010.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of  March 31, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian dollars, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S and BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4T. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Issuance to accredited investors pursuant to Regulation D and Section 4 (6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$556,716	368,979	$1.5088
Feb-10	993,760	675,430	1.4713
Mar-10	827,770	551,002	1.5023
Apr-10	1,429,934	912,646	1.5668

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,840,699	1,975,452	$1.4380
Feb-10	8,747,139	6,243,051	1.4011
Mar-10	4,669,404	3,266,459	1.4295
Apr-10	4,488,838	3,013,452	1.4896

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$4,627,153	3,092,190	$1.4964
Feb-10	5,623,168	3,848,849	1.4610
Mar-10	600,000	401,687	1.4937
Apr-10	44,999	28,849	1.5598

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$582,776	381,723	$1.5267
Feb-10	797,710	535,664	1.4892
Mar-10	2,013,802	1,323,911	1.5211
Apr-10	213,824	134,735	1.5870

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,745,510	1,167,878	$1.4946
Feb-10	637,381	436,802	1.4592
Mar-10	—	—	1.4919
Apr-10	1,372,782	881,175	1.5579

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.5377
Feb-10	—	—	1.5020
Mar-10	—	—	1.5362
Apr-10	—	—	1.6048

(1) Beginning of the month Net Asset Value

(b)   None.

(c)   None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            (Reserved and Removed)

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

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

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2010
	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)