Form 10-Q
period 2010-06-30
ML Winton FuturesAccess LLC
filed 2010-08-13
CIK 1309136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Four World Financial Center, 10th Floor

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

As of June 30, 2010, 504,687,531 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $50,388,910 for 2010 and $53,748,925 for 2009)	$793,750,754	$761,893,194
Net unrealized profit on open futures contracts	18,375,338	5,460,626
Cash and cash equivalents	291,619	1,102,160
Accrued interest receivable	101	—

TOTAL ASSETS	$812,417,812	$768,455,980

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$—	$115,138
Sponsor and Advisory fees payable	2,106,329	3,146,710
Redemptions payable	8,166,612	12,610,951
Net unrealized loss on open futures contracts	8,359,239	2,155,460
Other liabilities	261,675	391,254

Total liabilities	18,893,855	18,419,513

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	30,381	28,686
Members’ Interest (504,668,061 Units and 506,821,001 Units)	793,493,576	750,007,781
Total members’ capital	793,523,957	750,036,467

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$812,417,812	$768,455,980

NET ASSET VALUE PER UNIT:
(Based on 504,687,531 and 506,840,471 Units outstanding; unlimited Units authorized)

Class A	$1.6010	$1.5088
Class C	$1.5182	$1.4380
Class D	$1.5998	$1.4964
Class I	$1.6232	$1.5267
Class DS	$1.5978	$1.4946
Class DT	$1.6480	$1.5377

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
TRADING PROFIT (LOSS):

Realized, net	$45,425,371	$(52,125,598)	$54,919,124	$(42,833,463)
Change in unrealized, net	(20,695,049)	2,822,242	6,710,933	(13,275,401)
Brokerage commissions	(291,677)	(212,090)	(507,270)	(393,279)

Total trading profit (loss)	24,438,645	(49,515,446)	61,122,787	(56,502,143)

INVESTMENT INCOME:
Interest	(999)	2,262	(3,322)	57,959

EXPENSES:
Management fee	3,937,643	3,762,352	7,712,104	7,761,657
Sponsor fee	2,360,027	2,385,181	4,613,191	5,012,014
Performance fee	—	—	—	583
Other	234,485	362,205	486,127	658,043
Total expenses	6,532,155	6,509,738	12,811,422	13,432,297

NET INVESTMENT LOSS	(6,533,154)	(6,507,476)	(12,814,744)	(13,374,338)

NET INCOME (LOSS)	$17,905,491	$(56,022,922)	$48,308,043	$(69,876,481)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	48,167,760	48,979,642	47,968,956	48,270,257
Class C	201,690,490	209,075,085	201,908,534	212,805,834
Class D	80,941,971	78,638,663	81,607,663	78,080,351
Class I	37,713,716	42,846,904	37,672,704	43,152,664
Class DS	107,115,968	84,210,073	107,296,208	78,534,773
Class DT	37,445,280	49,966,844	38,741,752	51,272,858

Net income (loss) per weighted average Unit
Class A	$0.0341	$(0.1417)	$0.0923	$(0.1441)
Class C	$0.0287	$(0.1444)	$0.0805	$(0.1421)
Class D	$0.0400	$(0.1279)	$0.1065	$(0.1288)
Class I	$0.0363	$(0.1402)	$0.0970	$(0.1397)
Class DS	$0.0398	$(0.1228)	$0.1032	$(0.1317)
Class DT	$0.0430	$(0.1267)	$0.1085	$(0.1234)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited) (in Units)

	Members’ Capital December 31,2008	Subscriptions	Redemptions	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital June 30, 2010
Class A	45,849,416	7,557,025	(5,780,371)	47,626,070	47,207,338	3,890,108	(3,410,480)	47,686,966
Class C	215,169,073	20,105,646	(35,072,419)	200,202,300	198,836,141	19,790,473	(19,038,442)	199,588,172
Class D	73,051,567	5,630,530	—	78,682,097	76,481,524	7,576,550	(2,979,453)	81,078,621
Class I	43,073,827	5,803,864	(8,220,091)	40,657,600	37,155,502	2,849,567	(2,653,322)	37,351,747
Class DS	69,186,442	25,366,760	—	94,553,202	106,138,162	2,485,855	(4,566,085)	104,057,932
Class DT	53,758,785	360,850	(5,824,867)	48,294,768	41,002,334	—	(6,097,711)	34,904,623

Total Members’ Units	500,089,110	64,824,675	(54,897,748)	510,016,037	506,821,001	36,592,553	(38,745,493)	504,668,061

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2010
Class A	$75,377,293	$12,228,316	$(9,108,922)	$(6,941,940)	$71,554,747	$71,227,277	$5,997,163	$(5,306,548)	$4,428,304	$76,346,196
Class C	340,542,258	31,197,907	(53,436,339)	(30,189,475)	288,114,351	285,929,558	28,701,353	(27,860,089)	16,251,368	303,022,190
Class D	117,366,051	9,057,523	—	(10,058,435)	116,365,139	114,447,349	11,218,320	(4,647,328)	8,689,229	129,707,570
Class I	71,357,222	9,497,402	(13,161,669)	(6,008,641)	61,684,314	56,724,216	4,367,970	(4,118,091)	3,654,386	60,628,481
Class DS	111,018,099	38,990,621	—	(10,342,985)	139,665,735	158,630,745	3,755,673	(7,199,144)	11,078,009	166,265,283
Class DT	88,296,222	567,184	(9,320,061)	(6,332,224)	73,211,121	63,048,636	—	(9,729,832)	4,205,052	57,523,856

Total Members’ Interest	$803,957,145	$101,538,953	$(85,026,991)	$(69,873,700)	$750,595,407	$750,007,781	$54,040,479	$(58,861,032)	$48,306,348	$793,493,576

Class A	$15,971	$—	$—	$(1,378)	$14,593	$14,655	$—	$—	$905	$15,560
Class C	15,444	—	—	(1,402)	14,042	14,031	—	—	790	14,821

Total Sponsor’s Interest	$31,415	$—	$—	$(2,780)	$28,635	$28,686	$—	$—	$1,695	$30,381

Total Members’ Capital	$803,988,560	$101,538,953	$(85,026,991)	$(69,876,480)	$750,624,042	$750,036,467	$54,040,479	$(58,861,032)	$48,308,043	$793,523,957

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the three months ended June 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5668	$1.4896	$1.5598	$1.5870	$1.5579	$1.6048

Net realized and net change in unrealized trading profit(loss)	0.0491	0.0467	0.0490	0.0498	0.0489	0.0504
Brokerage commissions	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0006)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0143)	(0.0175)	(0.0084)	(0.0130)	(0.0084)	(0.0066)

Net asset value, end of period	$1.6010	$1.5182	$1.5998	$1.6232	$1.5978	$1.6480

Total Return: (a)

Total return before Performance fees	2.18%	2.28%	2.56%	2.28%	2.56%	2.69%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	2.18%	2.28%	2.56%	2.28%	2.56%	2.69%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.16%	0.81%	0.53%	0.81%	0.53%	0.41%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.16%	0.81%	0.53%	0.81%	0.53%	0.41%

Net investment income (loss)	-1.16%	-0.81%	-0.53%	-0.81%	-0.53%	-0.41%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the six months ended June 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5088	$1.4380	$1.4964	$1.5267	$1.4946	$1.5377

Net realized and net change in unrealized trading profit(loss)	0.1214	0.1154	0.1208	0.1229	0.1207	0.1243
Brokerage commissions	(0.0010)	(0.0010)	(0.0010)	(0.0010)	(0.0010)	(0.0010)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0282)	(0.0342)	(0.0164)	(0.0254)	(0.0164)	(0.0129)

Net asset value, end of period	$1.6010	$1.5182	$1.5998	$1.6232	$1.5978	$1.6480

Total Return: (a)

Total return before Performance fees	6.11%	5.58%	6.91%	6.32%	6.91%	7.18%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	6.11%	5.58%	6.91%	6.32%	6.91%	7.18%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.82%	2.33%	1.07%	1.62%	1.07%	0.82%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.82%	2.33%	1.07%	1.62%	1.07%	0.82%

Net investment income (loss)	-1.83%	-2.33%	-1.07%	-1.62%	-1.07%	-0.82%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the three months ended June 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS *	Class DT **
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6152	$1.5511	$1.5843	$1.6292	$1.5822	$1.6218

Realized and change in unrealized trading profit (loss)	(0.0983)	(0.0944)	(0.0965)	(0.0992)	(0.0964)	(0.0988)
Brokerage commissions	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0141)	(0.0172)	(0.0085)	(0.0124)	(0.0083)	(0.0067)

Net asset value, end of period	$1.5024	$1.4391	$1.4789	$1.5172	$1.4771	$1.5159

Total Return: (a)

Total return before Performance fees	-9.09%	-6.90%	-6.65%	-6.90%	-6.64%	-6.52%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-9.09%	-6.90%	-6.65%	-6.90%	-6.64%	-6.52%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.17%	0.82%	0.55%	0.82%	0.54%	0.42%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.17%	0.82%	0.55%	0.82%	0.54%	0.42%

Net investment income (loss)	-1.17%	-0.82%	-0.55%	-0.82%	-0.54%	-0.42%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the six months ended June 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS *	Class DT **
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6440	$1.5827	$1.6066	$1.6566	$1.6046	$1.6425

Realized and change in unrealized trading profit (loss)	(0.1119)	(0.1074)	(0.1099)	(0.1130)	(0.1097)	(0.1125)
Brokerage commissions	(0.0008)	(0.0008)	(0.0008)	(0.0008)	(0.0008)	(0.0008)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0290)	(0.0355)	(0.0171)	(0.0257)	(0.0171)	(0.0134)

Net asset value, end of period	$1.5024	$1.4391	$1.4789	$1.5172	$1.4771	$1.5159

Total Return: (a)

Total return before Performance fees	-8.63%	-9.09%	-7.94%	-8.45%	-7.94%	-7.70%
Performance fees	0.00%	0.00%	-0.01%	0.00%	-0.01%	0.00%
Total return after Performance fees	-8.63%	-9.08%	-7.95%	-8.45%	-7.95%	-7.70%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.83%	2.33%	1.09%	1.63%	1.08%	0.83%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.01%	-0.01%
Expenses (including Performance fees)	1.83%	2.33%	1.09%	1.63%	1.09%	0.83%

Net investment income (loss)	-1.83%	-2.32%	-1.08%	-1.63%	-1.08%	-0.82%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Winton Capital Management (“Winton” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

The Program is a group of commodity pools sponsored by MLAI (each a “Program Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures and forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar to the Fund in terms of fees, Classes of Units and redemption rights. Each of the Program Funds implements a different trading strategy.

The Fund offers six Classes of Units:  Class A, Class C, Class D, Class DT, Class DS, and Class I.  Each Class of Units except for Class DT and Class DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  Class DS commenced on April 2, 2007 and was offered at $1.0733 and Class DT commenced on June 1, 2007 and was offered at $1.1914.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Fund as of June 30, 2010 and the results of its operations for the three and six months ended June 30, 2010 and 2009.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Certain prior year items have been reclassified to conform to the current year presentation.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.                      CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of June 30, 2010 and December 31, 2009 are as follows:

June 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	608	$(55,842)	-0.01%	(2,447)	$211,073	0.03%	$155,231	0.02%	July 2010 - March 2011
Currencies	2,499	1,900,925	0.24%	(2,796)	(7,268,988)	-0.92%	(5,368,063)	-0.68%	September 2010
Energy	116	(473,870)	-0.06%	(552)	464,519	0.06%	(9,351)	0.00%	July 2010 - October 2010
Interest rates	17,443	20,378,150	2.57%	(107)	(51,235)	-0.01%	20,326,915	2.56%	August 2010 - September 2012
Metals	1,567	(9,231,478)	-1.16%	(919)	4,107,177	0.52%	(5,124,301)	-0.64%	July 2010 - December 2010
Stock indices	510	(1,546,313)	-0.19%	(627)	1,581,981	0.20%	35,668	0.01%	July 2010 - September 2010

Total		$10,971,572	1.39%		$(955,473)	-0.12%	$10,016,099	1.27%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,102	$1,087,413	0.14%	(989)	$(286,832)	-0.04%	$800,581	0.10%	January 10 - November 10
Currencies	2,892	(2,562,251)	-0.34%	(302)	(169,839)	-0.02%	(2,732,090)	-0.36%	March 10
Energy	106	134,142	0.02%	(255)	(642,428)	-0.09%	(508,286)	-0.07%	January 10 - December 10
Interest rates	7,633	(179,602)	-0.03%	(460)	17,539	0.00%	(162,063)	-0.03%	January 10 - June 10
Metals	1,420	3,027,127	0.40%	(106)	(880,988)	-0.13%	2,146,139	0.27%	January 10 - April 10
Stock indices	5,218	3,774,920	0.50%	(16)	(14,035)	0.00%	3,760,885	0.50%	January 10 - March 10

Total		$5,281,749	0.69%		$(1,976,583)	-0.28%	$3,305,166	0.41%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of June 30, 2010 and December 31, 2009.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$10,971,572	23,028,225	(12,056,653)	—
Short	$(955,473)	(5,065,438)	4,109,965	—
	$10,016,099	$17,962,787	$(7,946,688)	$—

Forwards
Long	$—	—	—	—
Short	$—	—	—	—
	$—	$—	$—	$—

June 30, 2010	$10,016,099	$17,962,787	$(7,946,688)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$5,281,749	2,081,900	3,199,849	—
Short	$(1,976,583)	(1,095,596)	(880,987)	—
	$3,305,166	$986,304	$2,318,862	$—

Forwards
Long	$—	—	—	—
Short	$—	—	—	—
	$—	$—	$—	$—

December 31, 2009	$3,305,166	$986,304	$2,318,862	$—

The Fund’s volume of trading forward and futures as of the period and year ended June 30, 2010 and the December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level 1or II during the quarter and period ended June 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and six month periods ended June 30, 2010 and 2009:

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(2,349,734)	1,764,195
Currencies	18,425,761	30,089,622
Energy	(9,673,746)	(8,931,939)
Interest rates	41,124,773	52,170,116
Metals	193,489	3,836,609
Stock indices	(22,990,221)	(17,298,546)

Total	$24,730,322	61,630,057

	For the three months ended	For the six months ended
	June 30, 2009	June 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$2,548,985	5,602,523
Currencies	(9,612,961)	(19,985,375)
Energy	(6,597,138)	(4,356,678)
Interest rates	(17,610,381)	(20,916,459)
Metals	(7,312,702)	(9,628,785)
Stock indices	(10,719,159)	(6,824,090)

Total	$(49,303,356)	(56,108,864)

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

5.    RECENT ACCOUNTING PRONOUNCEMENTS

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

6.   SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is a useful performance measure for the investors of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.6553	$1.6464	$1.6155	$1.5632	$1.5257	$1.5024
2010	$1.4713	$1.5023	$1.5668	$1.5878	$1.5790	$1.6010

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.5921	$1.5822	$1.5513	$1.4998	$1.4626	$1.4391
2010	$1.4011	$1.4295	$1.4896	$1.5083	$1.4986	$1.5182

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.6193	$1.6126	$1.5842	$1.5349	$1.4999	$1.4789
2010	$1.4610	$1.4937	$1.5598	$1.5827	$1.5758	$1.5998

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.6687	$1.6603	$1.6297	$1.5774	$1.5401	$1.5172
2010	$1.4892	$1.5211	$1.5870	$1.6088	$1.6004	$1.6232

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.6173	$1.6106	$1.5822	$1.5329	$1.4980	$1.4771
2010	$1.4592	$1.4919	$1.5579	$1.5807	$1.5739	$1.5978

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.6568	$1.6500	$1.6217	$1.5718	$1.5367	$1.5159
2010	$1.5020	$1.5362	$1.6048	$1.6291	$1.6227	$1.6480

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Fund capital increased 5.80% from $750,036,467 to $793,523,957.  This increase was attributable to the net gain from operations of $48,308,043, coupled with the redemption of 38,745,493 Redeemable Units resulting in an outflow of $58,861,032.  The cash outflow was offset with cash inflow of $54,040,479 due to subscription of 36,592,553 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash Equivalents

The Fund considered all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost which approximated fair value (Level II see Note 3). Cash was held at a nationally recognized financial institution.

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

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. The Fund reintroduced currency forwards trading on the Brazilian real and the Russian ruble due to the Fund’s intention to only use currency forwards when the Fund is unable to gain satisfactory liquidity in the futures markets. Profits were posted to the Fund in the middle of the quarter. Concerns over Greek Sovereign Debt and its impact on the euro formed the back drop to January’s trading as the euro continued its fall against the U.S. dollar and the short euro positions. Profits were posted to the Fund at the end of the quarter due to the continued concern over the economic situation in Greece with the risk of a similar story playing out in other European countries. The euro rallied for the first two weeks of March before reversing resulting in new lows for the year plus the weakness in the British sterling resulting in profits being posted to the Fund.

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

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to long positions in the sugar markets, whose price rallied due to supply concerns. Losses were posted to the Fund in the middle of the quarter. The longer term bull market in sugar reversed sharply from multi-year highs as output in both Brazil and India rose. Profits were posted to the Fund at the end of the quarter. Crops were up in March and the center of the action in the commodities markets has been sugar, where over the course of February and March it has gone from a 25 year high of around $29 down to $16.

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

April 1, 2010 through June 30, 2010

The Fund experienced a net trading profit of $24, 730,322 before brokerage commissions and related fees in the second quarter of 2010. Profits were attributable to interest rates, currencies and metals sectors while agriculture, energy and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as bond markets rallied. Despite the concerns over sovereign debt, a rally in government bonds continued in May resulting in profits posted to the Fund in the middle of quarter. Greek, Portuguese and Spanish bond yields have continued to rise in June reflecting continued skepticism about longer term viability. However, bond yields in the larger developed countries fell, as doubts about the cyclical recovery rose, in part in response to weaker data, not least in China, but also in part due to uncertainty concerning the right course for policy. The quarter ended with profits being posted to the Fund.

The currency sector posted profits to the Fund. The euro’s slide toward $1.32 in April was the biggest contributor to the sector’s posting profits to the Fund. Profits continued to be posted to the Fund in the middle of the quarter with the trading program’s short positions in euro and British pound positions covering losses from long positions in the Australian and Canadian dollar. China announced that it was to break the China yuan’s strict U.S. dollar peg, paving the way for a controlled level of appreciation. The currency peg had strained relations between the U.S. and China which had been accused of holding its currency at an artificially low level so as to help domestic exporters at the expense of their foreign counterparts. The quarter ended with losses being posted to the Fund.

The metals sector posted profits to the Fund. The prices of base metals did not show any recovery after the major events in April which posted losses for the Fund but were offset by existing long positions in precious metals resulting in profits being posted to the Fund at the beginning of the quarter. The month of May began with a very difficult first week, which ultimately determined the month-end result. Concerns about the euro continued and would spill over to the commodity markets in the beginning of May. The fear was that the instability in Europe would on a larger scale be harmful to economic growth resulting in losses being posted to the Fund in the middle of the quarter. Precious metals continued to appreciate in June resulting in profits being posted to the Fund.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning and end of the quarter. Profits were posted to the Fund in the middle of the quarter due to short positions in grains.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter resulting from purchases in liquid energy products. Due to the declining prices in the energy markets, which started in the beginning of May, purchases of crude oil, heating oil and gasoline provided the biggest contribution to the negative outcome of this sector resulting in losses posted to the Fund in the middle of the quarter. The downward trends in the oil markets, initialized in May, did not continue in June resulting in losses being posted to the Fund.

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter.  The major events in the second half of April, the closing of European airports due to the volcano ash problems, the indictment against Goldman Sachs by the Securities and Exchange Commission and when Standard & Poor downgraded Greece and Portugal were strongly felt in the stock markets. Many equity indices, especially European, did not recover from these shocks however, the markets in the United States especially in the small and midcap indices, showed the highest resilience resulting in profits being posted to the Fund. The most dramatic event in the month of May was the so called “flash crash” in U.S. equities on May 6th. caused by an alleged trading irregularity resulting in losses being posted to the Fund in the middle of the quarter. Equities continued their downward slide in June as concerns regarding European financial stability and global growth plagued markets. While stock indices globally rebounded slightly in the middle of June, the last two weeks were particularly volatile and stocks sold off resulting in losses being posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2010 and 2009, the Fund’s average Month-end Net Asset Value was approximately $771,220,152 and $783,383,189 respectively.

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$5,135,192	0.67%	$7,364,790	$3,023,246
Currencies	9,334,704	1.21%	12,913,428	6,616,319
Energy	3,423,327	0.44%	4,820,597	2,074,591
Interest Rates	13,463,855	1.75%	17,843,118	10,114,795
Metals	12,478,673	1.62%	15,620,078	10,045,055
Stock Indices	9,551,202	1.24%	13,498,387	5,755,796

TOTAL	$53,386,953	6.93%	$72,060,398	$37,629,802

June 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$380,415	0.05%	$707,352	$10,427
Currencies/FX	1,554,742	0.20%	3,141,104	626,462
Energy	164,535	0.02%	337,061	35,708
Interest Rates	33,182,497	4.24%	41,780,017	30,410,845
Metals	131,012	0.02%	237,144	58,410
Stock Indices	624,354	0.08%	1,024,495	260,665

TOTAL	$36,037,555	4.61%	$47,227,173	$31,402,517

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

The following were the primary trading risk exposures of the Fund as of June 30, 2010, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2010.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian dollars, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S and BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$556,716	368,979	$1.5088
Feb-10	993,760	675,430	1.4713
Mar-10	827,770	551,002	1.5023
Apr-10	1,429,934	912,646	1.5668
May-10	1,213,233	764,096	1.5878
Jun-10	975,750	617,955	1.5790
Jul-10	798,827	498,955	1.6010

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,840,699	1,975,452	$1.4380
Feb-10	8,747,139	6,243,051	1.4011
Mar-10	4,669,404	3,266,459	1.4295
Apr-10	4,488,838	3,013,452	1.4896
May-10	3,824,111	2,535,379	1.5083
Jun-10	4,131,162	2,756,680	1.4986
Jul-10	4,220,657	2,780,040	1.5182

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$4,627,153	3,092,190	$1.4964
Feb-10	5,623,168	3,848,849	1.4610
Mar-10	600,000	401,687	1.4937
Apr-10	44,999	28,849	1.5598
May-10	—	—	1.5827
Jun-10	323,000	204,975	1.5758
Jul-10	—	—	1.5998

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$582,776	381,723	$1.5267
Feb-10	797,710	535,664	1.4892
Mar-10	2,013,802	1,323,911	1.5211
Apr-10	213,824	134,735	1.5870
May-10	385,642	239,706	1.6088
Jun-10	374,216	233,828	1.6004
Jul-10	1,116,935	688,107	1.6232

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,745,510	1,167,878	$1.4946
Feb-10	637,381	436,802	1.4592
Mar-10	—	—	1.4919
Apr-10	1,372,782	881,175	1.5579
May-10	—	—	1.5807
Jun-10	—	—	1.5739
Jul-10	—	—	1.5978

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.5377
Feb-10	—	—	1.5020
Mar-10	—	—	1.5362
Apr-10	—	—	1.6048
May-10	—	—	1.6291
Jun-10	—	—	1.6227
Jul-10	—	—	1.6480

(1) Beginning of the month Net Asset Value

(b)

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

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 13, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 13, 2010
	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)