Form 10-Q
period 2010-09-30
ML Winton FuturesAccess LLC
filed 2010-11-12
CIK 1309136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 518,067,553 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $70,053,160 for 2010 and $53,748,925 for 2009)	$807,425,807	$761,893,194
Net unrealized profit on open futures contracts	33,516,907	5,460,626
Cash and cash equivalents	300,000	1,102,160
Accrued interest receivable	2,866	—

TOTAL ASSETS	$841,245,580	$768,455,980

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$—	$115,138
Sponsor and Advisory fees payable	6,323,274	3,146,710
Redemptions payable	3,591,918	12,610,951
Net unrealized loss on open futures contracts	2,090,509	2,155,460
Other liabilities	295,197	391,254

Total liabilities	12,300,898	18,419,513

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	30,990	28,686
Members’ Interest (518,048,083 Units and 506,821,001 Units)	828,913,692	750,007,781
Total members’ capital	828,944,682	750,036,467

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$841,245,580	$768,455,980

NET ASSET VALUE PER UNIT: (Based on 518,067,553 and 506,840,471 Units outstanding; unlimited Units authorized)

Class A	$1.6297	$1.5088
Class C	$1.5416	$1.4380
Class D	$1.6346	$1.4964
Class I	$1.6540	$1.5267
Class DS	$1.6326	$1.4946
Class DT	$1.6879	$1.5377

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
TRADING PROFIT (LOSS):

Realized, net	$4,925,017	$(11,778,258)	$59,844,141	$(54,611,721)
Change in unrealized, net	21,410,299	22,314,757	28,121,232	9,039,356
Brokerage commissions	(245,453)	(203,463)	(752,723)	(596,742)

Total trading profit (loss)	26,089,863	10,333,036	87,212,650	(46,169,107)

INVESTMENT INCOME:
Interest	3,756	(5,390)	434	52,569

EXPENSES:
Management fee	3,996,946	3,708,504	11,709,050	11,470,161
Sponsor fee	2,453,986	2,252,474	7,067,177	7,264,488
Performance fee	4,087,247	—	4,087,247	583
Other	310,526	396,081	796,653	1,054,124
Total expenses	10,848,705	6,357,059	23,660,127	19,789,356

NET INVESTMENT LOSS	(10,844,949)	(6,362,449)	(23,659,693)	(19,736,787)

NET INCOME (LOSS)	$15,244,914	$3,970,587	$63,552,957	$(65,905,894)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	52,756,328	48,330,421	49,564,746	48,290,312
Class C	206,912,707	203,695,343	203,576,592	209,769,004
Class D	81,283,522	78,318,234	81,499,616	78,159,645
Class I	38,216,373	41,090,886	37,853,927	42,465,404
Class DS	104,125,551	101,023,751	106,239,322	86,031,099
Class DT	29,995,500	47,750,063	35,826,335	50,098,593

Net income (loss) per weighted average Unit
Class A	$0.0333	$0.0063	$0.1248	$(0.1378)
Class C	$0.0244	$0.0022	$0.1047	$(0.1419)
Class D	$0.0348	$0.0112	$0.1413	$(0.1174)
Class I	$0.0312	$0.0082	$0.1281	$(0.1341)
Class DS	$0.0350	$0.0135	$0.1386	$(0.1043)
Class DT	$0.0255	$0.0134	$0.1387	$(0.1135)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited) (in Units)

	Members’ Capital December 31,2008	Subscriptions	Redemptions	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital September 30, 2010
Class A	45,849,416	9,950,735	(8,234,239)	47,565,912	47,207,338	14,947,161	(5,381,665)	56,772,834
Class C	215,169,073	28,649,326	(44,094,154)	199,724,245	198,836,141	34,802,821	(23,057,840)	210,581,122
Class D	73,051,567	6,041,151	(2,711,187)	76,381,531	76,481,524	8,191,253	(2,979,453)	81,693,324
Class I	43,073,827	7,952,058	(9,891,534)	41,134,351	37,155,502	4,491,371	(3,551,230)	38,095,643
Class DS	69,186,442	34,891,377	—	104,077,819	106,138,162	2,905,250	(5,202,017)	103,841,395
Class DT	53,758,785	459,179	(7,785,464)	46,432,500	41,002,334	—	(13,938,569)	27,063,765

Total Members’ Units	500,089,110	87,943,826	(72,716,578)	515,316,358	506,821,001	65,337,856	(54,110,774)	518,048,083

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010
Class A	$75,377,293	$15,777,283	$(12,754,541)	$(6,639,858)	$71,760,177	$71,227,277	$23,557,909	$(8,446,913)	$6,184,617	$92,522,890
Class C	340,542,258	43,359,316	(66,271,637)	(29,735,962)	287,893,975	285,929,558	51,355,044	(33,956,280)	21,305,178	324,633,500
Class D	117,366,051	9,663,521	(3,989,217)	(9,183,574)	113,856,781	114,447,349	12,218,319	(4,647,328)	11,517,442	133,535,782
Class I	71,357,222	12,705,694	(15,661,749)	(5,672,454)	62,728,713	56,724,216	7,029,542	(5,593,240)	4,847,857	63,008,375
Class DS	111,018,099	52,913,336	—	(8,980,195)	154,951,240	158,630,745	4,405,527	(8,232,407)	14,727,068	169,530,933
Class DT	88,296,222	714,029	(12,285,078)	(5,691,153)	71,034,020	63,048,636	—	(22,334,915)	4,968,491	45,682,212

Total Members’ Interest	$803,957,145	$135,133,179	$(110,962,222)	$(65,903,196)	$762,224,906	$750,007,781	$98,566,341	$(83,211,083)	$63,550,653	$828,913,692

Class A	$15,971	$—	$—	$(1,318)	$14,653	$14,655	$—	$—	$1,269	$15,924
Class C	15,444	—	—	(1,380)	14,064	14,031	—	—	1,035	15,066

Total Sponsor’s Interest	$31,415	$—	$—	$(2,698)	$28,717	$28,686	$—	$—	$2,304	$30,990

Total Members’ Capital	$803,988,560	$135,133,179	$(110,962,222)	$(65,905,894)	$762,253,623	$750,036,467	$98,566,341	$(83,211,083)	$63,552,957	$828,944,682

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the three months ended September 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6010	$1.5182	$1.5998	$1.6232	$1.5978	$1.6480

Net realized and net change in unrealized trading profit(loss)	0.0521	0.0493	0.0522	0.0529	0.0521	0.0538
Brokerage commissions	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0005)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0229)	(0.0254)	(0.0169)	(0.0216)	(0.0168)	(0.0134)

Net asset value, end of period	$1.6297	$1.5416	$1.6346	$1.6540	$1.6326	$1.6879

Total Return: (a)

Total return before Performance fees	2.31%	2.41%	2.69%	2.41%	2.69%	2.82%
Performance fees	-0.52%	-0.52%	-0.52%	-0.52%	-0.52%	-0.41%
Total return after Performance fees	1.79%	1.89%	2.17%	1.89%	2.17%	2.41%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.17%	0.82%	0.54%	0.82%	0.54%	0.42%
Performance fees	0.52%	0.51%	0.51%	0.51%	0.51%	0.40%
Expenses (including Performance fees)	1.69%	1.33%	1.05%	1.33%	1.05%	0.82%

Net investment income (loss)	-1.69%	-1.33%	-1.06%	-1.33%	-1.06%	-0.81%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the nine months ended September 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.5088	$1.4380	$1.4964	$1.5267	$1.4946	$1.5377

Net realized and net change in unrealized trading profit(loss)	0.1735	0.1647	0.1730	0.1758	0.1728	0.1781
Brokerage commissions	(0.0015)	(0.0014)	(0.0015)	(0.0015)	(0.0015)	(0.0015)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0511)	(0.0597)	(0.0333)	(0.0470)	(0.0333)	(0.0264)

Net asset value, end of period	$1.6297	$1.5416	$1.6346	$1.6540	$1.6326	$1.6879

Total Return: (a)

Total return before Performance fees	8.56%	7.75%	9.79%	8.89%	9.79%	10.20%
Performance fees	-0.52%	-0.52%	-0.52%	-0.52%	-0.52%	-0.41%
Total return after Performance fees	8.04%	7.23%	9.27%	8.37%	9.27%	9.79%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	2.74%	3.50%	1.61%	2.44%	1.61%	1.23%
Performance fees	0.51%	0.52%	0.51%	0.51%	0.51%	0.40%
Expenses (including Performance fees)	3.25%	4.02%	2.12%	2.95%	2.12%	1.63%

Net investment income (loss)	-3.26%	-4.02%	-2.13%	-2.96%	-2.13%	-1.63%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the three months ended September 30, 2009 (unaudited)

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

Total Return: (a)

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the nine months ended September 30, 2009 (unaudited)

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

Total Return: (a)

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

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

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2010 and the results of its operations for the three and nine months ended September 30, 2010 and 2009.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Certain prior period items have been reclassified to conform to the current period presentation.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of September 30, 2010 and December 31, 2009 are as follows:

September 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	3,219	$2,050,392	0.25%	(482)	(93,078)	-0.01%	$1,957,314	0.24%	October 2010 - April 2011
Currencies	4,530	12,245,043	1.48%	(776)	(5,392,881)	-0.65%	6,852,162	0.83%	December 2010
Energy	167	429,554	0.05%	(747)	(1,668,353)	-0.20%	(1,238,799)	-0.15%	October 2010 - January 2011
Interest rates	21,003	13,467,914	1.62%	(161)	(441)	0.00%	13,467,473	1.62%	October 2010 - December 2012
Metals	1,402	11,008,615	1.33%	(153)	(1,055,343)	-0.13%	9,953,272	1.20%	November 2010 - September 2011
Stock indices	3,127	570,295	0.07%	(163)	(135,319)	-0.02%	434,976	0.05%	October 2010 - December 2010

Total		$39,771,813	4.80%		$(8,345,415)	-1.01%	$31,426,398	3.79%

December 31, 2009

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,102	$1,087,413	0.14%	(989)	$(286,832)	-0.04%	$800,581	0.10%	January 10 - November 10
Currencies	2,892	(2,562,251)	-0.34%	(302)	(169,839)	-0.02%	(2,732,090)	-0.36%	March 10
Energy	106	134,142	0.02%	(255)	(642,428)	-0.09%	(508,286)	-0.07%	January 10 - December 10
Interest rates	7,633	(179,602)	-0.03%	(460)	17,539	0.00%	(162,063)	-0.03%	January 10 - June 10
Metals	1,420	3,027,127	0.40%	(106)	(880,988)	-0.13%	2,146,139	0.27%	January 10 - April 10
Stock indices	5,218	3,774,920	0.50%	(16)	(14,035)	0.00%	3,760,885	0.50%	January 10 - March 10

Total		$5,281,749	0.69%		$(1,976,583)	-0.28%	$3,305,166	0.41%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of September 30, 2010 and December 31, 2009.

3.               FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in a commodity trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statement of Operations.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used by the Fund as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2010 and December 31, 2009 are as follows:

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$39,771,813	38,233,588	1,538,225	—
Short	$(8,345,415)	(7,290,072)	(1,055,343)	—
	$31,426,398	$30,943,516	$482,882	$—

Forwards
Long	$—	—	—	—
Short	$—	—	—	—
	$—	$—	$—	$—

September 30, 2010	$31,426,398	$30,943,516	$482,882	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$5,281,749	2,081,900	3,199,849	—
Short	$(1,976,583)	(1,095,596)	(880,987)	—
	$3,305,166	$986,304	$2,318,862	$—

Forwards
Long	$—	—	—	—
Short	$—	—	—	—
	$—	$—	$—	$—

December 31, 2009	$3,305,166	$986,304	$2,318,862	$—

The Fund’s volume of trading futures as of the period and year ended September 30, 2010 and the December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level I or II during the quarter and period ended September 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and nine month periods ended September 30, 2010 and 2009:

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(5,577,669)	(3,813,506)
Currencies	(4,698,321)	25,391,299
Energy	(5,729,477)	(14,661,413)
Interest rates	38,968,549	91,138,697
Metals	5,419,928	9,256,537
Stock indices	(2,047,694)	(19,346,241)

Total	$26,335,316	87,965,373

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(54,176)	5,548,347
Currencies	10,685,650	(9,299,725)
Energy	(4,607,969)	(8,964,646)
Interest rates	13,652,216	(7,264,243)
Metals	2,284,217	(7,344,569)
Stock indices	(11,423,439)	(18,247,529)

Total	$10,536,499	(45,572,365)

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

The Fund, in its normal course of business, enters into various contracts with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity trading accounts in the Statements of Financial Condition.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.6553	$1.6464	$1.6155	$1.5632	$1.5257	$1.5024	$1.4745	$1.4752	$1.5086
2010	$1.4713	$1.5023	$1.5668	$1.5878	$1.5790	$1.6010	$1.5506	$1.6239	$1.6297

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.5921	$1.5822	$1.5513	$1.4998	$1.4626	$1.4391	$1.4112	$1.4107	$1.4415
2010	$1.4011	$1.4295	$1.4896	$1.5083	$1.4986	$1.5182	$1.4692	$1.5374	$1.5416

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.6193	$1.6126	$1.5842	$1.5349	$1.4999	$1.4789	$1.4532	$1.4558	$1.4906
2010	$1.4610	$1.4937	$1.5598	$1.5827	$1.5758	$1.5998	$1.5514	$1.6268	$1.6346

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.6687	$1.6603	$1.6297	$1.5774	$1.5401	$1.5172	$1.4894	$1.4907	$1.5250
2010	$1.4892	$1.5211	$1.5870	$1.6088	$1.6004	$1.6232	$1.5726	$1.6475	$1.6540

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.6173	$1.6106	$1.5822	$1.5329	$1.4980	$1.4771	$1.4514	$1.4540	$1.4888
2010	$1.4592	$1.4919	$1.5579	$1.5807	$1.5739	$1.5978	$1.5495	$1.6248	$1.6326

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.6568	$1.6500	$1.6217	$1.5718	$1.5367	$1.5159	$1.4902	$1.4934	$1.5298
2010	$1.5020	$1.5362	$1.6048	$1.6291	$1.6227	$1.6480	$1.5988	$1.6788	$1.6879

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Fund capital increased 10.52% from $750,036,467 to $828,944,682.  This increase was attributable to the net gain from operations of $63,552,957, coupled with the redemption of 54,110,774 Redeemable Units resulting in an outflow of $83,211,083.  The cash outflow was offset with cash inflow of $98,566,341 due to subscription of 65,337,856 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations.

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

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statement of Operations.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter.  The major events in the second half of April, the closing of European airports due to the volcano ash problems, the indictment against Goldman Sachs by the Securities and Exchange Commission and when Standard & Poor downgraded Greece and Portugal were strongly felt in the stock markets. Many equity indices, especially European, did not recover from these shocks however, the markets in the United States especially in the small and midcap indices, showed the highest resilience resulting in profits being posted to the Fund. The most dramatic event in the month of May was the so called “flash crash” in U.S. equities on May 6th caused by an alleged trading irregularity resulting in losses being posted to the Fund in the middle of the quarter. Equities continued their downward slide in June as concerns regarding European financial stability and global growth plagued markets. While stock indices globally rebounded slightly in the middle of June, the last two weeks were particularly volatile and stocks sold off resulting in losses being posted to the Fund at the end of the quarter.

July 1, 2010 to September 30, 2010

The Fund experienced a net trading profit of $26,335,316 before brokerage commissions and related fees in the third quarter of 2010. Profits were attributable to the interest rate and metal sectors while stock indices, currency, agriculture and the energy sectors posted losses.

The interest rate sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter. July saw the defensive mood of the previous two months reverse with a rally in global equities, a stalling of the rise in Government bonds and a further recovery in the euro. Short term interest rates, driven by falls in U.S. and the LIBOR rates, were the best performing sector. Profits continued to be posted to the Fund in the middle of the quarter due to the rally in U.S. government bonds that has lasted since April 2010. The U.S. ten year note futures moved back to levels not seen since the end of 2008, while the German bund futures have moved far beyond their 2008 highs. Investors appear to be seeking comfort in the perceived safety of the fixed income markets. A U.S. government auction of 7 year securities at the end of August was completed at all time record low yields, with reports of strong private investor flows into bond funds. The start of September saw a sell-off in government bonds, in tandem with a rally in world equity markets. A statement by the U.S. Federal Reserve towards the end of the month drove expectations of further quantitative easing so government bonds resumed their upward ascent resulting in losses being posted to the Fund at the end of the quarter.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter as the Fund’s trading program gave back a portion of the year’s gains with precious metals contributing to the losses. Price movements in gold were opposite to those of the prior month with precious metals contributing to profits being post to the Fund in the middle of the quarter. Profits continued to be posted at the end of the quarter as base metals moved higher at the end of September and gold prices hit fresh highs.

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter through the middle of the quarter. August brought weak economic numbers creating fears that the recovery in the U.S. was losing traction.  Data released showed a substantial fall in the sales of existing U.S. homes in July, back to levels not seen for nearly 20 years. The fall in stock markets went back to levels not seen since the start of July. The quarter ended with profits being posted to the Fund. The start of September was a sell off in government bonds, in tandem with a rally in world equity markets. Equity markets in yet another reversal of fortune closed the month up.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter.  The currency sector was the least performing sector in July resulting in losses attributable to the price movements in the euro. Only to be reversed in August as price movements in the euro was opposite to those of the prior month resulting in profits being posted to the Fund in the middle of the quarter. September’s pinnacle of excitement was the Bank of Japan intervening to sell the Japanese yen which had hit a 15 year high against the U.S. dollar. After a large one day fall in the Japanese yen U.S. dollar exchange rate, the market resumed its ascent, suggesting that the willingness of the Bank of Japan to intervene further may be tested. The quarter ended with profits being posted to the Fund for the currency sector in September.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter with crops contributing to the losses. In September grains moved higher and in cotton futures the market hit a 15 year high. The quarter ended with profits being posted to the Fund for the agriculture sector in September.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter only to be reversed in August. Profits were posted to the Fund in the middle of the quarter as crude oil price movements were opposite to the prior month. In September, crude oil ended the month close to where it started resulting in losses being posted to the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2010 and 2009, the Fund’s average Month-end Net Asset Value was approximately $779,598,117 and $773,083,280 respectively.

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$4,129,843	0.53%	$7,364,790	$1,685,932
Currencies	11,013,227	1.41%	18,820,682	6,616,319
Energy	2,764,137	0.35%	4,820,597	1,150,205
Interest Rates	11,664,672	1.50%	17,843,118	6,417,324
Metals	14,229,232	1.83%	23,221,359	10,045,055
Stock Indices	6,523,989	0.84%	13,498,387	373,571

TOTAL	$50,325,100	6.46%	$85,568,933	$26,288,406

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$326,739	0.04%	$707,394	$10,427
Currencies/FX	2,352,545	0.30%	4,619,813	626,499
Energy	175,249	0.02%	337,061	35,708
Interest Rates	34,838,989	4.51%	42,048,600	30,410,845
Metals	322,198	0.04%	1,083,466	58,410
Stock Indices	742,764	0.10%	1,761,946	260,665

TOTAL	$38,758,484	5.02%	$50,558,280	$31,402,554

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

The following were the primary trading risk exposures of the Fund as of September 30, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2010.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian dollars, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S and BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$556,716	368,979	$1.5088
Feb-10	993,760	675,430	1.4713
Mar-10	827,770	551,002	1.5023
Apr-10	1,429,934	912,646	1.5668
May-10	1,213,233	764,096	1.5878
Jun-10	975,750	617,955	1.5790
Jul-10	798,827	498,955	1.6010
Aug-10	8,109,999	5,230,233	1.5506
Sep-10	8,651,920	5,327,865	1.6239
Oct-10	4,477,146	2,747,221	1.6297

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,840,699	1,975,452	$1.4380
Feb-10	8,747,139	6,243,051	1.4011
Mar-10	4,669,404	3,266,459	1.4295
Apr-10	4,488,838	3,013,452	1.4896
May-10	3,824,111	2,535,379	1.5083
Jun-10	4,131,162	2,756,680	1.4986
Jul-10	4,220,657	2,780,040	1.5182
Aug-10	8,033,542	5,467,970	1.4692
Sep-10	10,399,492	6,764,338	1.5374
Oct-10	9,197,509	5,966,210	1.5416

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$4,627,153	3,092,190	$1.4964
Feb-10	5,623,168	3,848,849	1.4610
Mar-10	600,000	401,687	1.4937
Apr-10	44,999	28,849	1.5598
May-10	—	—	1.5827
Jun-10	323,000	204,975	1.5758
Jul-10	—	—	1.5998
Aug-10	—	—	1.5514
Sep-10	999,999	614,703	1.6268
Oct-10	—	—	1.6346

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$582,776	381,723	$1.5267
Feb-10	797,710	535,664	1.4892
Mar-10	2,013,802	1,323,911	1.5211
Apr-10	213,824	134,735	1.5870
May-10	385,642	239,706	1.6088
Jun-10	374,216	233,828	1.6004
Jul-10	1,116,935	688,107	1.6232
Aug-10	558,062	354,866	1.5726
Sep-10	986,575	598,831	1.6475
Oct-10	238,613	144,264	1.6540

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,745,510	1,167,878	$1.4946
Feb-10	637,381	436,802	1.4592
Mar-10	—	—	1.4919
Apr-10	1,372,782	881,175	1.5579
May-10	—	—	1.5807
Jun-10	—	—	1.5739
Jul-10	—	—	1.5978
Aug-10	649,853	419,395	1.5495
Sep-10	—	—	1.6248
Oct-10	—	—	1.6326

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.5377
Feb-10	—	—	1.5020
Mar-10	—	—	1.5362
Apr-10	—	—	1.6048
May-10	—	—	1.6291
Jun-10	—	—	1.6227
Jul-10	—	—	1.6480
Aug-10	—	—	1.5988
Sep-10	—	—	1.6788
Oct-10	—	—	1.6879

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

(b)   Not applicable.

(c)   Not applicable.

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

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 12, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 12, 2010
	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)