Form 10-K
period 2010-12-31
ML Winton FuturesAccess LLC
filed 2011-03-15
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 28, 2011 units of limited liability company interest with an aggregate Net Asset Value of $941,446,472 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML WINTON FUTURESACCESS LLC

ANNUAL REPORT FOR 2010 ON FORM 10-K

PART I

Item 1:          Business

(a)                                  General Development of Business:

ML Winton FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) Fund was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Winton” or the “Trading Advisor”), is the Trading Advisor of the Fund.

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

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or “FuturesAccess Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

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

As of December 31, 2010, the Net Asset Value of the Fund was $897,470,308 and the Net Asset Value per Unit was, $1.6810 for Class A, $1.5862 for Class C, $1.6924 for Class D, $1.7078 for Class I, $1.6903 for Class DS and $1.7532 for Class DT.

The highest month-end Net Asset Value per Unit for Class A since Winton began trading the Fund was $1.6810 (December 31, 2010) and the lowest was $1.0223 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class C since Winton began trading the Fund was $1.5921 (January 31, 2009) and the lowest was $1.0214 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class I since Winton began trading the Fund was $1.7078 (December 31, 2010) and the lowest was $1.0226 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class D since Winton began trading the Fund was $1.6924 (December 31, 2010) and the lowest was $0.9601 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class DS since Winton began trading the Fund was $1.6903 (December 31, 2010) and the lowest was $1.0733 (March 31, 2007). The highest month-end Net Asset Value per Unit for Class DT since Winton began trading the Fund was $1.7532 (December 31, 2010) and the lowest was $1.1914 (May 31, 2007).

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

The Trading Advisor of the Fund, may exercise discretion in connection with its technical trading program in order to enforce risk parameters, address extraordinary market events or as otherwise determined by the Trading Advisor. Although the Trading Advisor’s trading program is continually evolving, there were no fundamental or material charges to the trading program during the 2010 fiscal year.

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

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2010 and 2009 are as follows:

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	2,770	$9,362,389	1.04%	—	$—	0.00%	$9,362,389	1.04%	January 11 - May 11
Currencies	3,269	9,911,888	1.10%	(635)	(1,163,106)	-0.13%	8,748,782	0.97%	March 11
Energy	874	1,810,141	0.20%	(242)	(588,535)	-0.07%	1,221,606	0.13%	January 11 - April 11
Interest rates	2,590	262,053	0.03%	(2,439)	(1,599,666)	-0.18%	(1,337,613)	-0.15%	January 11 - March 13
Metals	1,431	12,256,554	1.37%	(342)	(3,589,079)	-0.40%	8,667,475	0.97%	January 11 - November 11
Stock indices	3,909	817,965	0.09%	(227)	91,357	0.01%	909,322	0.10%	January 11 - March 11

Total		$34,420,990	3.83%		$(6,849,029)	-0.77%	$27,571,961	3.06%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,102	$1,087,413	0.14%	(989)	$(286,832)	-0.04%	$800,581	0.10%	January 10 - November 10
Currencies	2,892	(2,562,251)	-0.34%	(302)	(169,839)	-0.02%	(2,732,090)	-0.36%	March 10
Energy	106	134,142	0.02%	(255)	(642,428)	-0.09%	(508,286)	-0.07%	January 10 - December 10
Interest rates	7,633	(179,602)	-0.03%	(460)	17,539	0.00%	(162,063)	-0.03%	January 10 - June 10
Metals	1,420	3,027,127	0.40%	(106)	(880,988)	-0.13%	2,146,139	0.27%	January 10 - April 10
Stock indices	5,218	3,774,920	0.50%	(16)	(14,035)	0.00%	3,760,885	0.50%	January 10 - March 10

Total		$5,281,749	0.69%		$(1,976,583)	-0.28%	$3,305,166	0.41%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2010 and 2009.

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

Certain of the Fund’s U.S. dollar “Cash Assets” are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

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

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

The Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by the Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) the Fund’s cash balances, plus open trade equity on U.S. futures; and (b) the Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include, and the Fund does not earn interest income on, the Fund’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Fund’s Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to the Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the Fund’s Cash Assets.

MLPF&S, in the course of acting as commodity broker for the Fund, lends certain currencies to, and borrows certain currencies from, the Fund. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,248,555	0.16%	$1,349,841	0.18%	$1,848,834	0.25%
Sponsor fees	9,798,981	1.22%	9,536,904	1.24%	10,272,451	1.42%
Management fees	16,085,528	2.01%	15,244,224	1.98%	14,943,538	2.06%
Performance fees	11,615,788	1.45%	583	0.00%	30,491,051	4.20%
Total	$38,748,852	4.84%	$26,131,552	3.39%	$57,555,874	7.93%

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Assets Value during 2010, 2009 and 2008 equaled $801,023,454, $769,805,727 and $725,896,624, respectively.

During 2010, the interest expense for the Fund was $(923), or approximately 0.00% of the Fund’s average month-end Net Assets Value. During 2009, the Fund earned $51,172 in interest income, or approximately 0.01% of the Fund’s average month-end Net Assets Value. During 2008, the Fund earned $12,915,952 in interest income, or approximately 1.78% of the Fund’s average month-end Net Assets Value.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2010, 2009 and 2008 and 2007 round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $4.59, $6.50 and $7.16, respectively.

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

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for generally accepted accounting principles.

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

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

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

Forward Trading

The Fund will trade in the forward markets, in addition to trading in the futures markets.  None of the Commodity Futures Trading Commission, the National Futures Association, futures exchanges or banking authorities currently regulates the forward markets, and accordingly such markets are not subject to the breadth of regulation applicable to the futures markets. The forward markets are over-the-counter, non- exchange,  traded markets, and in trading in these forward markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system, as well as on the continued operation of the counterparties. This results in the risk that a counterparty may not settle a transaction with the Fund in accordance with its terms, because the counterparty is either unwilling or unable to do so, for example, because of a credit or liquidity problem affecting the counterparty, potentially resulting in significant loss.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

Regulatory Change Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting its markets, limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act requires that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those over-the-counter derivatives may include over-the-counter foreign exchange forwards and swaps which are traded by the Fund, although the U.S. Treasury has the discretion to exclude foreign exchange forwards and swaps from certain of the regulatory requirements. If these forwards and swaps are not so excluded, the Reform Act may require them to be cleared and may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply even if forwards and swaps are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which costs are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act, under what is commonly referred to as the “Volcker Rule,” may restrict banking entities or their affiliates, such as MLAI and certain other financial entities, from (i) purchasing units or other ownership interests in, or sponsoring, hedge funds or private equity funds (such as the Fund), with the exception of maintaining a de minimis investment, subject to certain other conditions and/or exceptions, (ii) engaging in proprietary trading and (iii) certain transactions involving conflicts of interest.  The regulations and interpretations with respect to the Reform Act have yet to be issued, and the full import of the Reform Act is not yet clear.  Once such regulations are issued and become effective, MLAI may take certain actions that it determines, in its sole discretion, to be necessary or advisable to comply with the Reform Act.  Such changes may include, but are not limited to, the complete or partial redemption or transfer of any Units held by MLAI and/or the compulsory redemption of U.S. persons from the Fund.  These actions may have a material adverse effect on the Fund and investors.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Fund is subject to the risk of the insolvency of its counterparties (such as broker-dealers, futures commission merchants, exchanges, clearinghouses, banks or other financial institutions, including MLPF&S).  Consequently, losses to the Fund could develop and substantially affect performance if insolvency of any of these counterparties occurs.  The Fund’s assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Fund’s assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur or were the threat of such bankruptcy or insolvency here to occur, MLAI might decide to liquidate the Fund or suspend limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities. In connection with offshore futures and over-the-counter forward trading, there are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated brokers and dealers.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:          Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 10th Floor, 250 Vesey Street, New York,, New York, 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:          Legal Proceedings

None.

Item 4:          (Removed and Reserved)

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

(b)                                 Holders:

As of December 31, 2010, there were 7,148 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$556,716	368,979	$1.5088
Feb-10	993,760	675,430	1.4713
Mar-10	827,770	551,002	1.5023
Apr-10	1,429,934	912,646	1.5668
May-10	1,213,233	764,096	1.5878
Jun-10	975,750	617,955	1.5790
Jul-10	798,827	498,955	1.6010
Aug-10	8,109,999	5,230,233	1.5506
Sep-10	8,651,920	5,327,865	1.6239
Oct-10	4,477,146	2,747,221	1.6297
Nov-10	6,946,074	4,167,811	1.6666
Dec-10	5,310,439	3,260,338	1.6288
Jan-11	3,708,669	2,206,228	1.6810
Feb-11	2,652,039	1,579,535	1.6790

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,840,699	1,975,452	$1.4380
Feb-10	8,747,139	6,243,051	1.4011
Mar-10	4,669,404	3,266,459	1.4295
Apr-10	4,488,838	3,013,452	1.4896
May-10	3,824,111	2,535,379	1.5083
Jun-10	4,131,162	2,756,680	1.4986
Jul-10	4,220,657	2,780,040	1.5182
Aug-10	8,033,542	5,467,970	1.4692
Sep-10	10,399,492	6,764,338	1.5374
Oct-10	9,197,509	5,966,210	1.5416
Nov-10	6,778,470	4,303,244	1.5752
Dec-10	7,702,942	5,008,089	1.5381
Jan-11	10,773,415	6,791,965	1.5862
Feb-11	10,825,271	6,838,453	1.5830

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$4,627,153	3,092,190	$1.4964
Feb-10	5,623,168	3,848,849	1.4610
Mar-10	600,000	401,687	1.4937
Apr-10	44,999	28,849	1.5598
May-10	—	—	1.5827
Jun-10	323,000	204,975	1.5758
Jul-10	—	—	1.5998
Aug-10	—	—	1.5514
Sep-10	999,999	614,703	1.6268
Oct-10	—	—	1.6346
Nov-10	749,999	448,108	1.6737
Dec-10	—	—	1.6377
Jan-11	7,474,997	4,416,803	1.6924
Feb-11	—	—	1.6925

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$582,776	381,723	$1.5267
Feb-10	797,710	535,664	1.4892
Mar-10	2,013,802	1,323,911	1.5211
Apr-10	213,824	134,735	1.5870
May-10	385,642	239,706	1.6088
Jun-10	374,216	233,828	1.6004
Jul-10	1,116,935	688,107	1.6232
Aug-10	558,062	354,866	1.5726
Sep-10	986,575	598,831	1.6475
Oct-10	238,613	144,264	1.6540
Nov-10	1,029,995	608,780	1.6919
Dec-10	2,844,949	1,719,938	1.6541
Jan-11	809,815	474,186	1.7078
Feb-11	425,991	249,658	1.7063

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,745,510	1,167,878	$1.4946
Feb-10	637,381	436,802	1.4592
Mar-10	—	—	1.4919
Apr-10	1,372,782	881,175	1.5579
May-10	—	—	1.5807
Jun-10	—	—	1.5739
Jul-10	—	—	1.5978
Aug-10	649,853	419,395	1.5495
Sep-10	—	—	1.6248
Oct-10	4,103,062	2,513,207	1.6326
Nov-10	1,615,820	966,631	1.6716
Dec-10	799,264	488,636	1.6357
Jan-11	3,823,472	2,262,008	1.6903
Feb-11	—	—	1.6905

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.5377
Feb-10	—	—	1.5020
Mar-10	—	—	1.5362
Apr-10	—	—	1.6048
May-10	—	—	1.6291
Jun-10	—	—	1.6227
Jul-10	—	—	1.6480
Aug-10	—	—	1.5988
Sep-10	—	—	1.6788
Oct-10	—	—	1.6879
Nov-10	—	—	1.7314
Dec-10	—	—	1.6925
Jan-11	—	—	1.7532
Feb-11	—	—	1.7540

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:          Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006

Trading profit (loss)
Realized, net	$106,905,362	$(26,823,655)	$168,699,930	$89,611,147	$22,914,555
Change in unrealized, net	24,266,795	(11,425,948)	6,796,965	(3,491,204)	8,672,148
Brokerage commissions	(985,164)	(772,176)	(1,087,424)	(1,996,947)	(1,603,878)
Total trading profit (loss)	130,186,993	(39,021,779)	174,409,471	84,122,996	29,982,825

INVESTMENT INCOME (EXPENSE):
Interest	(923)	51,172	12,915,952	24,566,411	10,650,742

EXPENSES:
Management fees	16,085,528	15,244,224	14,943,538	9,953,107	4,555,234
Performance fees	11,615,788	583	30,491,051	14,101,642	5,417,903
Sponsor fees	9,798,981	9,536,904	10,272,451	7,766,920	4,248,731
Other	1,248,555	1,349,841	1,848,834	1,060,592	996,583
Total Expenses	38,748,852	26,131,552	57,555,874	32,882,261	15,218,451

NET INVESTMENT LOSS	(38,749,775)	(26,080,380)	(44,639,922)	(8,315,850)	(4,567,709)

NET INCOME (LOSS)	$91,437,218	$(65,102,159)	$129,769,549	$75,807,146	$25,415,116

Balance Sheet Data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Members’ Capital	$897,470,308	$750,036,467	$803,988,560	$607,047,689	$323,050,144
Net Asset Value per Class A Unit	1.6810	1.5088	1.6440	1.3772	1.2076
Net Asset Value per Class C Unit	1.5862	1.4380	1.5827	1.3391	1.1859
Net Asset Value per Class D Unit	1.6924	1.4964	1.6066	1.3258	1.1460
Net Asset Value per Class I Unit	1.7078	1.5267	1.6566	1.3821	1.2069
Net Asset Value per Class DS Unit	1.6903	1.4946	1.6046	1.3258	—
Net Asset Value per Class DT Unit	1.7532	1.5377	1.6425	1.3357	—

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$1.1029	$1.0768	$1.1124	$1.1783	$1.1326	$1.1180	$1.1124	$1.1577	$1.1428	$1.1565	$1.1869	$1.2084
2007	$1.2584	$1.1800	$1.1279	$1.1924	$1.2488	$1.2678	$1.2516	$1.2421	$1.3172	$1.3458	$1.3769	$1.3777
2008	$1.4285	$1.5377	$1.5208	$1.5075	$1.5302	$1.6005	$1.5348	$1.4963	$1.5000	$1.5573	$1.6179	$1.6443
2009	$1.6553	$1.6464	$1.6155	$1.5632	$1.5257	$1.5024	$1.4745	$1.4752	$1.5086	$1.4850	$1.5556	$1.5088
2010	$1.4713	$1.5023	$1.5668	$1.5878	$1.5790	$1.6010	$1.5506	$1.6239	$1.6297	$1.6666	$1.6288	$1.6810

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$1.0943	$1.0675	$1.1018	$1.1659	$1.1191	$1.1041	$1.0975	$1.1413	$1.1256	$1.1381	$1.1668	$1.1864
2007	$1.2345	$1.1568	$1.1047	$1.1670	$1.2212	$1.2387	$1.2219	$1.2116	$1.2837	$1.3105	$1.3397	$1.3393
2008	$1.3876	$1.4924	$1.4747	$1.4607	$1.4814	$1.5482	$1.4835	$1.4450	$1.4474	$1.5015	$1.5587	$1.5829
2009	$1.5921	$1.5822	$1.5513	$1.4998	$1.4626	$1.4391	$1.4112	$1.4107	$1.4415	$1.4177	$1.4838	$1.4380
2010	$1.4011	$1.4295	$1.4896	$1.5083	$1.4986	$1.5182	$1.4692	$1.5374	$1.5416	$1.5752	$1.5381	$1.5862

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$1.0360	$1.0131	$1.0479	$1.1113	$1.0646	$1.0528	$1.0489	$1.0932	$1.0808	$1.0955	$1.1255	$1.1463
2007	$1.1952	$1.1216	$1.0733	$1.1362	$1.1914	$1.2110	$1.1971	$1.1894	$1.2629	$1.2919	$1.3235	$1.3259
2008	$1.3765	$1.4836	$1.4691	$1.4581	$1.4819	$1.5519	$1.4903	$1.4548	$1.4602	$1.5178	$1.5787	$1.6065
2009	$1.6193	$1.6126	$1.5842	$1.5349	$1.4999	$1.4789	$1.4532	$1.4558	$1.4906	$1.4691	$1.5408	$1.4964
2010	$1.4610	$1.4937	$1.5598	$1.5827	$1.5758	$1.5998	$1.5514	$1.6268	$1.6346	$1.6737	$1.6377	$1.6924

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$1.0972	$1.0715	$1.1073	$1.1732	$1.1283	$1.1154	$1.1100	$1.1558	$1.1414	$1.1553	$1.1862	$1.2079
2007	$1.2583	$1.1805	$1.1287	$1.1937	$1.2505	$1.2699	$1.2542	$1.2450	$1.3207	$1.3499	$1.3816	$1.3828
2008	$1.4343	$1.5444	$1.5279	$1.5151	$1.5385	$1.6098	$1.5442	$1.5059	$1.5102	$1.5684	$1.6299	$1.6571
2009	$1.6687	$1.6603	$1.6297	$1.5774	$1.5401	$1.5172	$1.4894	$1.4907	$1.5250	$1.5015	$1.5734	$1.5267
2010	$1.4892	$1.5211	$1.5870	$1.6088	$1.6004	$1.6232	$1.5726	$1.6475	$1.6540	$1.6919	$1.6541	$1.7078

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	$1.0733	$1.1362	$1.1914	$1.2109	$1.1970	$1.1894	$1.2629	$1.2919	$1.3235	$1.3258
2008	$1.3765	$1.4835	$1.4690	$1.4582	$1.4817	$1.5509	$1.4900	$1.4549	$1.4602	$1.5171	$1.5773	$1.6046
2009	$1.6173	$1.6106	$1.5822	$1.5329	$1.4980	$1.4771	$1.4514	$1.4540	$1.4888	$1.4673	$1.5389	$1.4946
2010	$1.4592	$1.4919	$1.5579	$1.5807	$1.5739	$1.5978	$1.5495	$1.6248	$1.6326	$1.6716	$1.6357	$1.6903

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	$1.1914	$1.2123	$1.1971	$1.1867	$1.2679	$1.2991	$1.3330	$1.3357
2008	$1.3901	$1.5051	$1.4899	$1.4785	$1.5045	$1.5802	$1.5141	$1.4761	$1.4824	$1.5452	$1.6117	$1.6423
2009	$1.6568	$1.6500	$1.6217	$1.5718	$1.5367	$1.5159	$1.4902	$1.4934	$1.5298	$1.5083	$1.5827	$1.5377
2010	$1.5020	$1.5362	$1.6048	$1.6291	$1.6227	$1.6480	$1.5988	$1.6788	$1.6879	$1.7314	$1.6925	$1.7532

ML WINTON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $143,484,656

Current Capitalization: $ 109,831,571

Worst Monthly Drawdown(2):  (6.23)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (1.13)%  (February 2009 - October 2010)

Net Asset Value per Unit Class A, December 31, 2010:  $1.6810

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(2.48)%	.67%	3.69%	4.14%	2.91%
February	2.11	(0.54)	7.64	(6.23)	(2.37)
March	4.29	(1.88)	(1.10)	(4.42)	3.31
April	1.34	(3.24)	(0.87)	5.72	5.92
May	(0.55)	(2.40)	1.51	4.73	(3.88)
June	1.39	(1.53)	4.59	1.52	(1.29)
July	(3.15)	(1.86)	(4.10)	(1.27)	(0.50)
August	4.73	0.05	(2.51)	(0.76)	4.07
September	0.36	2.26	0.25	6.04	(1.29)
October	2.26	(1.56)	3.82	2.17	1.20
November	(2.27)	4.75	3.89	2.32	2.63
December	3.20	(3.01)	1.63	0.05	1.81
Compound Annual Rate of Return	11.41%	(8.24)%	19.36%	14.01%	12.76%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 68.10%.

ML WINTON FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $525,216,292

Current Capitalization:   $352,964,317

Worst Monthly Drawdown(2):  (6.29)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (12.01)%  (February 2009 — January 2010)

Net Asset Value per Unit Class C, December 31, 2010:  $1.5862

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(2.57)%	.58%	3.61%	4.05%	2.83%
February	2.03	(0.62)	7.55	(6.29)	(2.45)
March	4.20	(1.95)	(1.19)	(4.50)	3.21
April	1.26	(3.32)	(0.95)	5.64	5.82
May	(0.64)	(2.48)	1.42	4.64	(4.01)
June	1.31	(1.61)	4.51	1.43	(1.34)
July	(3.23)	(1.94)	(4.18)	(1.36)	(0.60)
August	4.64	(0.04)	(2.60)	(0.84)	3.99
September	0.27	2.18	0.17	5.95	(1.38)
October	2.18	(1.65)	3.74	2.09	1.11
November	(2.36)	4.66	3.81	2.23	2.52
December	3.13	(3.09)	1.55	(0.03)	1.68
Compound Annual Rate of Return	10.31%	(9.16)%	18.19%	12.89%	11.48%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 58.62%.

ML WINTON FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $159,086,576

Current Capitalization:   $138,000,547

Worst Monthly Drawdown(2):  (7.06)% (September 2005)

Worst Peak-to-Valley Drawdown(3):  (10.25)%  (February 2009 — August 2010)

Net Asset Value per Unit Class D, December 31, 2010:  $1.6924

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(2.37)%	.80%	3.82	4.27%	3.04%
February	2.24	(0.41)	7.78	(6.16)	(2.21)
March	4.43	(1.76)	(0.98)	(4.30)	3.44
April	1.47	(3.11)	(0.75)	5.86	6.05
May	(0.44)	(2.28)	1.63	4.74	(4.20)
June	1.52	(1.40)	4.72	1.79	(1.11)
July	(3.03)	(1.74)	(3.97)	(1.15)	(0.37)
August	4.86	0.18	(2.38)	(0.64)	4.22
September	0.48	2.39	0.37	6.18	(1.13)
October	2.39	(1.44)	3.94	2.30	1.36
November	(2.15)	4.88	4.01	2.45	2.74
December	3.34	(2.88)	1.76	0.18	1.85
Compound Annual Rate of Return	13.10%	(6.86)%	21.15%	15.64%	14.01%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 69.24%.

ML WINTON FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $98,426,581

Current Capitalization:   $68,871,557

Worst Monthly Drawdown(2):  (6.19)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (10.74)%  (February 2009 — October 2010)

Net Asset Value per Unit Class I, December 31, 2010:  $1.7078

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(2.46)%	.70%	3.72%	4.17%	2.95%
February	2.14	(0.50)	7.68	(6.19)	(2.34)
March	4.33	(1.84)	(1.07)	(4.39)	3.34
April	1.37	(3.21)	(0.84)	5.76	5.95
May	(0.52)	(2.36)	1.54	4.76	(3.83)
June	1.42	(1.49)	4.63	1.55	(1.14)
July	(3.12)	(1.83)	(4.08)	(1.24)	(0.48)
August	4.76	0.09	(2.48)	(0.73)	4.13
September	0.39	2.30	0.29	6.08	(1.25)
October	2.29	(1.54)	3.85	2.21	1.22
November	(2.23)	4.79	3.92	2.35	2.67
December	3.25	(2.97)	1.67	0.09	1.83
Compound Annual Rate of Return	11.86%	(7.87)%	19.82%	14.48%	13.33%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 70.78%.

ML WINTON FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $169,244,293

Current Capitalization:   $182,235,678

Worst Monthly Drawdown(2):  (3.93)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.26)%  (February 2009 - August 2010)

Net Asset Value per Unit Class DS, December 31, 2010:  $1.6903

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(2.37)%	.79%	3.82%	—
February	2.24	(0.41)	7.77	—
March	4.42	(1.76)	(0.98)	—
April	1.46	(3.12)	(0.74)	5.86%
May	(0.43)	(2.28)	1.61	5.50
June	1.52	(1.40)	4.67	1.03
July	(3.02)	(1.74)	(3.93)	(1.15)
August	4.86	0.18	(2.36)	(0.64)
September	0.48	2.39	0.36	6.18
October	2.39	(1.44)	3.90	2.30
November	(2.15)	4.88	3.97	2.44
December	3.34	(2.88)	1.73	0.18
Compound Annual Rate of Return	13.09%	(6.86)%	21.02%	23.53%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 69.03%.

(6)  Class DS was previously known as Class D-SM.

ML WINTON FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:    $117,627,489

Current Capitalization:   $45,566,638

Worst Monthly Drawdown(2):  (4.18)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.06)%  (February 2009 - August 2010)

Net Asset Value per Unit Class DT, December 31, 2010:  $1.7532

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(2.32)%	.88%	4.07%	—
February	2.28	(0.41)	8.27	—
March	4.47	(1.72)	(1.01)	—
April	1.51	(3.08)	(0.77)	—
May	(0.39)	(2.23)	1.76	—
June	1.56	(1.35)	5.03	1.76%
July	(2.99)	(1.70)	(4.18)	(1.25)
August	5.00	0.21	(2.51)	(0.87)
September	0.54	2.44	0.43	6.85
October	2.58	(1.41)	4.24	2.46
November	(2.25)	4.93	4.30	2.61
December	3.59	(2.84)	1.90	0.20
Compound Annual Rate of Return	14.01%	(6.38)%	22.96%	12.11%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 75.32%.

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

Results of Operations

General

Winton’s objective in providing trading management services is to effect appreciation of the assets of its clients through the speculative trading of financial instruments of any kind, which includes without limitation: (i) futures contracts that are now traded, or may be traded in the future, on exchanges located in the United States and abroad and options on such futures contracts and (ii) foreign currencies, foreign currency futures contracts, foreign currency forward contracts, foreign currency forward contracts and options relating thereto.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2010

Total Trading Profit (Loss)

Interest Rates	$72,264,248
Agricultural	16,790,365
Currencies	33,042,299
Energy	(14,713,799)
Metals	27,841,363
Stock Indices	(4,052,319)
131,172,157
Change in Brokerage Commission Payable	(985,164)
$130,186,993

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2010 of $131,172,157. Profits were primarily attributable to the Fund trading in the interest rate, currencies, metals, and agriculture sectors posting profits while the stock indices and the energy sector posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the first quarter due to gains in the short term interest rates.  Losses were posted to the Fund at the end of the first quarter due to the lack of clear direction in the bond markets. Profits were posted to the Fund at the beginning of the second quarter as bond markets rallied. Despite the concerns over sovereign debt, a rally in government bonds continued in May resulting in profits posted to the Fund in the middle of the second quarter. Greek, Portuguese and Spanish bond yields have continued to rise in June reflecting continued skepticism about longer term viability. However, bond yields in the larger developed countries fell, as doubts about the cyclical recovery rose, in part in response to weaker data, not least in China, but also in part due to uncertainty concerning the right course for policy. The second quarter ended with profits being posted to the Fund. Profits were posted to the Fund at the beginning of the third quarter. July saw the defensive mood of the previous two months reverse with a rally in global equities, a stalling of the rise in Government bonds and a further recovery in the euro. Short term interest rates, driven by falls in U.S. and the LIBOR rates, were the best performing sector. Profits continued to be posted to the Fund in the middle of the third quarter due to the rally in U.S. government bonds that has lasted since April 2010. The U.S. ten year note futures moved back to levels not seen since the end of 2008, while the German bund futures have moved far beyond their 2008 highs. Investors appear to be seeking comfort in the perceived safety of the fixed income markets. A U.S. government auction of 7 year securities at the end of August was completed at all time record low yields, with reports of strong private investor flows into bond funds. The start of September saw a sell-off in government bonds, in tandem with a rally in world equity markets. A statement by the U.S. Federal Reserve towards the end of the month drove expectations of further quantitative easing so government bonds resumed their upward ascent resulting in losses being posted to the Fund at the end of the third quarter. Losses were posted to the Fund throughout the fourth quarter. During the first week of October government bonds slowed before subsequently dropping. The first week of November the U. S. dollar fell and bonds rose and subsequently reversed resulting in losses posted to the Fund from the middle to the end of the fourth quarter.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The Fund reintroduced currency forwards trading on the Brazilian real and the Russian ruble due to the Fund’s intention to only use currency forwards when the Fund is unable to gain satisfactory liquidity in the futures markets. Profits were posted to the Fund in the middle of the first quarter. Concerns over Greek Sovereign Debt and its impact on the euro formed the back drop to January’s trading as the euro continued its fall against the U.S. dollar and the short euro positions. Profits were posted to the Fund at the end of the first quarter due to the continued concern over the economic situation in Greece with the risk of a similar story playing out in other European countries. The euro rallied for the first two weeks of March before reversing resulting in new lows for the year plus the weakness in the British sterling resulting in profits being posted to the Fund. The euro’s slide toward $1.32 in April was the biggest contributor to the sector’s posting profits to the Fund at the beginning of the second quarter. Profits continued to be posted to the Fund in the middle of the second quarter with the trading program’s short positions in euro and British pound positions covering losses from long positions in the Australian and Canadian dollar. China announced that it was to break the China yuan’s strict U.S. dollar peg, paving the way for a controlled level of appreciation. The currency peg had strained relations between the U.S. and China which had been accused of holding its currency at an artificially low level so as to help domestic exporters at the expense of their foreign counterparts. The second quarter ended with losses being posted to the Fund. Losses were posted to the Fund at the beginning of the third quarter.  The currency sector was the least performing sector in July resulting in losses attributable to the price movements in the euro. Only to be reversed in August as price movements in the euro was opposite to those of the prior month resulting in profits being posted to the Fund in the middle of the third quarter. September’s pinnacle of excitement was the Bank of Japan intervening to sell the Japanese yen which had hit a 15 year high against the U.S. dollar. After a large one day fall in the Japanese yen U.S. dollar exchange rate, the market resumed its ascent, suggesting that the willingness of the Bank of Japan to intervene further may be tested. The third quarter ended with profits being posted to the Fund for the currency sector in September. Profits were posted to the Fund at the beginning of the fourth quarter. The falling U.S. dollar reversed mid-month before recovering a little towards the end of month. The Japanese yen continued to rise, taking it above the levels at which the Bank of Japan had previously intervened in the foreign exchange markets. The portfolio rose during the first week of November as the U. S. dollar fell and subsequently reversed, resulting in losses being posted to the Fund in the middle of the fourth quarter. Profits were posted to the Fund at the end of the fourth quarter as the markets were overcome with a dose of year-end optimism as memories of November’s Irish bailout faded. The Euro remained relatively steady after its previous month’s fall.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Poorer growth outlook resulted in many commodities markets selling off. The month of February was, to a large degree, dominated by news flow relating to the debt crisis within the Euro zone. The prevailing macroeconomic sentiment oscillated between risk aversion and inflationary concerns with the former being marginally dominant. As a result, the Fund posted profits in the middle of the first quarter. Profits were seen in industrial metals in March, especially nickel which reached a twenty two month high. The first quarter ended with profits being posted to the Fund. The prices of base metals did not show any recovery after the major events in April which posted losses for the Fund but were offset by existing long positions in precious metals resulting in profits being posted to the Fund at the beginning of the second quarter. The month of May began with a very difficult first week, which ultimately determined the month-end result. Concerns about the euro continued and would spill over to the commodity markets in the beginning of May. The fear was that the instability in Europe would on a larger scale be harmful to economic growth resulting in losses being posted to the Fund in the middle of the second quarter. Precious metals continued to appreciate in June resulting in profits being posted to the Fund at the end of the second quarter.  Losses were posted to the Fund at the beginning of the third quarter as the Fund’s trading program gave back a portion of the year’s gains with precious metals contributing to the losses. Price movements in gold were opposite to those of the prior month with precious metals contributing to profits being post to the Fund in the middle of the third quarter. Profits continued to be posted at the end of the third quarter as base metals moved higher at the end of September and gold prices hit fresh highs. Profits were posted to the Fund at the beginning of the fourth quarter as the buoyant gold price reversed mid October before recovering towards the end of month. Profits were posted to the Fund in the middle through the end of the fourth quarter due to precious metals.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to long positions in the sugar markets, whose price rallied due to supply concerns. Losses were posted to the Fund in the middle of the first quarter. The longer term bull market in sugar reversed sharply from multi-year highs as output in both Brazil and India rose. Profits were posted to the Fund at the end of the first quarter. Crops were up in March and the center of the action in the commodities markets has been sugar, where over the course of February and March it has gone from a 25 year high of around $29 down to $16. Losses were posted to the Fund at the beginning and end of the second quarter. Profits were posted to the Fund in the middle of the second quarter due to short positions in grains. Losses were posted to the Fund at the beginning through the middle of the third quarter with crops contributing to the losses. In September grains moved higher and in cotton futures the market hit a 15 year high resulting in profits being posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter as the trading program was well positioned to profit from the unfolding market events. Profits were posted to the Fund from the middle to the end of the fourth quarter. The markets were overcome with a dose of year-end optimism in December as commodity markets rose.

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. January started well through the middle of the month. The Obama administration’s announcement of its intention to reduce speculative activities by banks started a sharp sell-off in equity markets, wiping out earlier gains. These losses occurred in long equity positions. Profits were posted to the Fund in the middle of the first quarter. Stock Index futures posted modest gains, with positions sizably reduced from the previous month.  Profits were posted to the Fund at the end of the first quarter. The stock markets put in a strong performance with the Dow Jones up, reaching a level not seen since September 2008. Profits were posted to the Fund at the beginning of the second quarter.  The major events in the second half of April, the closing of European airports due to the volcano ash problems, the indictment against Goldman Sachs by the Securities and Exchange Commission and when Standard & Poor downgraded Greece and Portugal were strongly felt in the stock markets. Many equity indices, especially European, did not recover from these shocks however, the markets in the United States especially in the small and midcap indices, showed the highest resilience resulting in profits being posted to the Fund. The most dramatic event in the month of May was the so called “flash crash” in U.S. equities on May 6th caused by an alleged trading irregularity resulting in losses being posted to the Fund in the middle of the second quarter. Equities continued their downward slide in June as concerns regarding European financial stability and global growth plagued markets. While stock indices globally rebounded slightly in the middle of June, the last two weeks were particularly volatile and stocks sold off resulting in losses being posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning through the middle of the third quarter. August brought weak economic numbers creating fears that the recovery in the U.S. was losing traction.  Data released showed a substantial fall in the sales of existing U.S. homes in July, back to levels not seen for nearly 20 years. The fall in stock markets went back to levels not seen since the start of July. The third quarter ended with profits being posted to the Fund. The start of September was a sell off in government bonds, in tandem with a rally in world equity markets. Equity markets in yet another reversal of fortune closed the month up. Profits were posted to the Fund at the beginning of the fourth quarter as Stock markets continued their September rally going into October. The first week of November stocks rose and subsequently reversed resulting in losses posted to the Fund in the middle of the fourth quarter. American equities rallied in December with the Standard and Poor’s 500 up for 2010 resulting in profits posted to the Fund at the end of the fourth quarter.

The energy sector posted losses to the Fund.  Losses were posted to the Fund at the beginning through the middle of the first quarter due to poorer growth outlook resulting in many commodities markets selling off.  Also, oil prices faced additional downward pressure due to an increase in inventories and milder weather in the United

States. The first quarter ended with profits being posted to the Fund as commodity markets generally follow the direction of stock markets and finished the month of March higher. Profits were posted to the Fund at the beginning of the second quarter resulting from purchases in liquid energy products. Due to the declining prices in the energy markets, which started in the beginning of May, purchases of crude oil, heating oil and gasoline provided the biggest contribution to the negative outcome of this sector resulting in losses posted to the Fund in the middle of the second quarter. The downward trends in the oil markets, initialized in May, did not continue in June resulting in losses being posted to the Fund. Losses were posted to the Fund at the beginning of the third quarter only to be reversed in August. Profits were posted to the Fund in the middle of the third quarter as crude oil price movements were opposite to the prior month. In September, crude oil ended the month close to where it started resulting in losses being posted to the Fund at the end of the third quarter. Losses were posted to the Fund at the beginning of the fourth quarter due to volatility in the market. The first week of November commodity prices rose and then subsequently reversed resulting in losses posted to the Fund in the middle of the fourth quarter. Commodity markets generally rose in December with crude oil ending the year back above $90 a barrel resulting in profits posted to the Fund at the end of the fourth quarter.

Year ended December 31, 2009

Total Trading Profit (Loss)

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

Year ended December 31, 2008

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2010 and December 31, 2009, the Fund’s average month-end Net Asset Value was $801,023,454 and $769,805,727, respectively.

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$6,108,435	0.76%	$13,303,918	$1,685,932
Currencies/FX	9,031,124	1.13%	18,820,682	2,678,538
Energy	3,073,553	0.38%	4,820,597	1,150,205
Interest Rates	14,768,549	1.84%	26,598,736	6,417,324
Metals	11,194,755	1.40%	23,221,359	1,815,893
Stock Indices	5,085,871	0.63%	13,498,387	373,571

TOTAL	$49,262,287	6.14%	$100,263,679	$14,121,463

December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$277,767	0.04%	$707,394	$10,427
Currencies/FX	3,051,075	0.40%	6,085,683	626,499
Energy	148,497	0.02%	337,061	4,497
Interest Rates	35,281,296	4.58%	42,048,600	30,410,845
Metals	729,766	0.09%	2,416,942	58,410
Stock Indices	1,468,414	0.19%	5,308,164	260,665

TOTAL	$40,956,815	5.32%	$56,903,844	$31,371,343

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

The following were the primary trading risk exposures of the Fund as of December 31, 2010, by market sector.

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

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2010.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2010.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	2009	2009	2009	2009
Total Income (Loss)	$42,972,986	$26,093,619	$24,437,646	$36,681,819	$7,145,933	$10,327,646	$(49,513,184)	$(6,931,000)
Total Expenses	15,088,725	10,848,705	6,532,155	6,279,267	6,342,199	6,357,059	6,509,738	6,922,556
Net Income (Loss)	$27,884,261	$15,244,914	$17,905,491	$30,402,552	$803,734	$3,970,586	$(56,022,922)	$(13,853,556)

Net Income (Loss) per weighted average Unit (a)	$0.0518	$0.0297	$0.0349	$0.0588	$0.0016	$0.0076	$(0.1091)	$(0.0271)

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

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2010, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting:

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2010, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Winton on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 35 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri also serves as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and through December 10, 2010, served as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 44 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Investment Management Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 41 years old, has been a Vice President of MLAI since March 2008 and Managing Director of GIS since January 2009. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 34 years old, has been a Managing Director within the Global Investments Solutions group (“GIS”) responsible for alternative investment distribution for Merrill Lynch since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining Merrill Lynch in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 40 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GIS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining Merrill Lynch in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from June 2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career with Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch, is a Vice President and Manager of MLAI.  Ms. Rusch, 42 years old, has been a Director within GIS responsible for overseeing Merrill Lynch Global Wealth & Investment Management group’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch serves as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds. Prior to her role in GIS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

As of December 31, 2010, the principals of MLAI had no investment in the Fund, and MLAI’s interest in the Fund was valued at $32,147.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, MAN AHL FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

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

(b)           Security Ownership of Management:

As of December 31, 2010, MLAI owned 19,470 Units-equivalent member interests, which constituted 0.0036% of the total Units outstanding. The principals of MLAI did not own any Units, and Winton did not own any Units.

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

In 2010, the Fund expensed:  (i) Brokerage Commissions of $985,164 to MLPF&S, $16,085,528 in Management Fees earned by Winton and MLAI; and (ii) Sponsor Fees of $9,798,981.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI during 2010 would be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $55,000 and $55,000, respectively.

Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2010 and 2009 related to the Fund.

(b)                                 Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2010 and 2009 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(c)                                  All Other Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the quarterly review of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $41,625 and $41,625, respectively.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.

	REPORTS OF REGISTERED PUBLIC ACCOUNTING FIRMS	1

	Statements of Financial Condition as of December 31, 2010 and 2009	3

	Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

	Statements of Changes in Members’ Capital for the years ended December 31, 2010, 2009 and 2008	5

	Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	7

	Notes to Financial Statements	10

2.	Financial Statement Schedules:

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

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Winton Futures Access LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010.

10.01	Futures Customer Agreement between ML Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:

Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-51084) under the Securities Exchange Act, filed on February 12, 2008.

10.02	ML FuturesAccess Advisory Agreement by and among ML Winton FuturesAccess LLC, ML Winton FuturesAccess Ltd., Winton Capital Management Ltd., and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 15, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 15, 2011
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 15, 2011
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Deann Morgan	Vice President and Manager	March 15, 2011
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 15, 2011
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 15, 2011
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 15, 2011
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML WINTON FUTURESACCESS LLC

2010 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications