Form 10-Q
period 2011-03-31
ML Winton FuturesAccess LLC
filed 2011-05-13
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, 570,561,485 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $51,862,304 for 2011 and $57,039,642 for 2010)	$956,425,910	$887,636,418
Net unrealized profit on open futures contracts	15,955,597	29,070,679
Net unrealized profit on open forwards contracts	388,892	—
Cash and cash equivalents	1,037,175	350,000
Accrued interest receivable	637	1,636

TOTAL ASSETS	$973,808,211	$917,058,733

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$—	$—
Sponsor and Advisory fees payable	6,045,892	14,056,344
Redemptions payable	14,414,330	3,527,632
Net unrealized loss on open futures contracts	799,399	1,498,718
Net unrealized loss on open forwards contracts	198,569	—
Other liabilities	273,165	505,731

Total liabilities	21,731,355	19,588,425

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	32,468	32,147
Members’ Interest (570,542,015 Units and 543,509,913 Units)	952,044,388	897,438,161
Total members’ capital	952,076,856	897,470,308

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$973,808,211	$917,058,733

NET ASSET VALUE PER UNIT:
(Based on 570,561,485 and 543,529,383 Units outstanding; unlimited Units authorized)

Class A	$1.6995	$1.6810
Class C	$1.5996	$1.5862
Class D	$1.7175	$1.6924
Class I	$1.7283	$1.7078
Class DS	$1.7153	$1.6903
Class DT	$1.7827	$1.7532

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$34,805,803	$9,493,753
Change in unrealized, net	(12,225,440)	27,405,982
Brokerage commissions	(242,160)	(215,593)

Total trading profit (loss)	22,338,203	36,684,142

INVESTMENT INCOME:
Interest	(2,076)	(2,323)

EXPENSES:
Management fee	4,694,176	3,774,461
Sponsor fee	2,995,018	2,253,164
Performance fee	3,412,738	—
Other	360,625	251,642
Total expenses	11,462,557	6,279,267

NET INVESTMENT LOSS	(11,464,633)	(6,281,590)

NET INCOME (LOSS)	$10,873,570	$30,402,552

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	69,732,612	47,770,151
Class C	235,739,898	202,126,577
Class D	85,957,265	82,273,356
Class I	41,241,063	37,631,692
Class DS	110,058,095	107,476,448
Class DT	25,400,733	40,038,225

Net income (loss) per weighted average Unit
Class A	$0.0181	$0.0583
Class C	$0.0134	$0.0518
Class D	$0.0250	$0.0662
Class I	$0.0203	$0.0608
Class DS	$0.0248	$0.0634
Class DT	$0.0294	$0.0648

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31,2009	Subscriptions	Redemptions	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011

Class A	47,207,338	1,595,411	(1,603,745)	47,199,004	65,325,934	8,269,589	(1,438,963)	72,156,560
Class C	198,836,141	11,484,962	(11,559,369)	198,761,734	222,514,645	22,330,364	(4,691,140)	240,153,869
Class D	76,481,524	7,342,726	(2,979,453)	80,844,797	81,540,462	4,416,803	(59,677)	85,897,588
Class I	37,155,502	2,241,298	(1,608,544)	37,788,256	40,328,794	1,685,104	(2,351,667)	39,662,231
Class DS	106,138,162	1,604,680	(362,381)	107,380,461	107,809,869	4,313,510	(3,372,058)	108,751,321
Class DT	41,002,334	—	(2,156,110)	38,846,224	25,990,209	—	(2,069,763)	23,920,446

Total Members’ Units	506,821,001	24,269,077	(20,269,602)	510,820,476	543,509,913	41,015,370	(13,983,268)	570,542,015

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2011

Class A	$71,227,277	$2,378,246	$(2,437,850)	$2,785,540	$73,953,213	$109,814,969	$13,996,216	$(2,440,092)	$1,259,814	$122,630,907
Class C	285,929,558	16,257,242	(16,588,150)	10,472,428	296,071,078	352,948,772	35,554,269	(7,502,124)	3,151,631	384,152,548
Class D	114,447,349	10,850,321	(4,647,328)	5,450,411	126,100,753	138,000,547	7,474,997	(102,495)	2,152,274	147,525,323
Class I	56,724,216	3,394,288	(2,436,486)	2,286,617	59,968,635	68,871,557	2,899,843	(4,063,577)	838,563	68,546,386
Class DS	158,630,745	2,382,891	(540,635)	6,812,399	167,285,400	182,235,678	7,345,080	(5,758,140)	2,724,045	186,546,663
Class DT	63,048,636	—	(3,301,366)	2,594,081	62,341,351	45,566,638	—	(3,670,999)	746,922	42,642,561

Total Members’ Interest	$750,007,781	$35,262,988	$(29,951,815)	$30,401,476	$785,720,430	$897,438,161	$67,270,405	$(23,537,427)	$10,873,249	$952,044,388

Class A	$14,655	$—	$—	$568	$15,223	$16,602	$—	$—	$186	$16,788
Class C	14,031	—	—	508	14,539	15,545	—	—	135	15,680

Total Sponsor’s Interest	$28,686	$—	$—	$1,076	$29,762	$32,147	$—	$—	$321	$32,468

Total Members’ Capital	$750,036,467	$35,262,988	$(29,951,815)	$30,402,552	$785,750,192	$897,470,308	$67,270,405	$(23,537,427)	$10,873,570	$952,076,856

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the three months ended March 31, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6810	$1.5862	$1.6924	$1.7078	$1.6903	$1.7532

Net realized and net change in unrealized trading profit(loss)	0.0407	0.0383	0.0410	0.0413	0.0409	0.0425
Brokerage commissions	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0005)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0218)	(0.0245)	(0.0155)	(0.0204)	(0.0155)	(0.0125)

Net asset value, end of period	$1.6995	$1.5996	$1.7175	$1.7283	$1.7153	$1.7827

Total Return: (a)

Total return before Performance fees	1.47%	1.57%	1.85%	1.57%	1.85%	1.98%
Performance fees	-0.37%	-0.37%	-0.37%	-0.37%	-0.37%	-0.30%
Total return after Performance fees	1.10%	1.20%	1.48%	1.20%	1.48%	1.68%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.17%	0.82%	0.54%	0.82%	0.54%	0.42%
Performance fees	0.37%	0.37%	0.37%	0.37%	0.37%	0.29%
Expenses (including Performance fees)	1.54%	1.19%	0.91%	1.19%	0.91%	0.71%

Net investment income (loss)	-1.54%	-1.19%	-0.91%	-1.19%	-0.91%	-0.71%

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

As of March 31, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, Class DT, Class DS, and Class I.  Each Class of Units except for Class DT and Class DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  Class DS was offered at $1.0733 and Class DT was offered at $1.1914.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

2.     CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,671	$640,898	0.07%	(461)	$741,031	0.08%	$1,381,929	0.15%	April 11 - September 11
Currencies	1,505,090,469	4,917,787	0.52%	(126,008,927)	(198,569)	-0.02%	4,719,218	0.50%	June 11
Energy	1,074	2,670,300	0.29%	(306)	(431,496)	-0.05%	2,238,804	0.24%	April 11 - July 11
Interest rates	3,120	(425,812)	-0.04%	(4,617)	1,794,273	0.19%	1,368,461	0.15%	May 11 - June 13
Metals	1,372	919,583	0.10%	(264)	(169,583)	-0.02%	750,000	0.08%	May 11 - March 12
Stock indices	3,101	4,794,162	0.50%	(123)	93,947	0.01%	4,888,109	0.51%	April 11 - June 11

Total		$13,516,918	1.44%		$1,829,603	0.19%	$15,346,521	1.63%

			952,076,856

December 31, 2010

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	2,770	$9,362,389	1.04%	—	$—	0.00%	$9,362,389	1.04%	January 11 - May 11
Currencies	3,269	9,911,888	1.10%	(635)	(1,163,106)	-0.13%	8,748,782	0.97%	March 11
Energy	874	1,810,141	0.20%	(242)	(588,535)	-0.07%	1,221,606	0.13%	January 11 - April 11
Interest rates	2,590	262,053	0.03%	(2,439)	(1,599,666)	-0.18%	(1,337,613)	-0.15%	January 11 - March 13
Metals	1,431	12,256,554	1.37%	(342)	(3,589,079)	-0.40%	8,667,475	0.97%	January 11 - November 11
Stock indices	3,909	817,965	0.09%	(227)	91,357	0.01%	909,322	0.10%	January 11 - March 11

Total		$34,420,990	3.83%		$(6,849,029)	-0.77%	$27,571,961	3.06%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of March 31, 2011 and December 31, 2010.

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

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$13,128,026	$13,717,698	$(589,672)	$—
Short	$2,028,172	$2,197,755	$(169,583)	$—
	$15,156,198	$15,915,453	$(759,255)	$—

Forwards
Long	$388,892	$—	$388,892	$—
Short	$(198,569)	$—	$(198,569)	$—
	$190,323	$—	$190,323	$—

March 31, 2011	$15,346,521	$15,915,453	$(568,932)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$34,420,990	$27,372,293	$7,048,697	$—
Short	$(6,849,029)	$(3,259,950)	$(3,589,079)	$—
	$27,571,961	$24,112,343	$3,459,618	$—

Forwards
Long	$—	$—	$—	$—
Short	$—	$—	$—	$—
	$—	$—	$—	$—

December 31, 2010	$27,571,961	$24,112,343	$3,459,618	$—

The Fund’s volume of trading futures as of the period and year ended March 31, 2011 and the December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended March 31, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2011 and 2010.

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$5,005,038	$4,113,927
Currencies	(1,372,989)	11,663,862
Energy	14,354,574	741,807
Interest rates	(3,998,706)	11,045,343
Metals	2,880,455	3,643,121
Stock indices	5,711,991	5,691,675

Total	$22,580,363	$36,899,735

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

5.               RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2011 amounted to $47,256, of which $31,679 was payable to the Transfer Agent as of March 31, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2010	$1.4713	$1.5023	$1.5668
2011	$1.6790	$1.7029	$1.6995

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2010	$1.4011	$1.4295	$1.4896
2011	$1.5830	$1.6041	$1.5996

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2010	$1.4610	$1.4937	$1.5598
2011	$1.6925	$1.7187	$1.7175

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2010	$1.4892	$1.5211	$1.5870
2011	$1.7063	$1.7311	$1.7283

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2010	$1.4592	$1.4919	$1.5579
2011	$1.6905	$1.7166	$1.7153

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2010	$1.5020	$1.5362	$1.6048
2011	$1.7540	$1.7834	$1.7827

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Fund capital increased 6.08% from $897,470,308 to $952,076,856.  This increase was attributable to the net gain from operations of $10,873,570, coupled with the redemption of 13,983,268 Redeemable Units resulting in an outflow of $23,537,427.  The cash outflow was offset with cash inflow of $67,270,405 due to subscription of 41,015,370 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considered all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost, as provided by the investment manager of the cash equivalent, which approximated fair value (Level II see Note 3). Cash was held at a nationally recognized financial institution.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States – 2007.

Results of Operations

January 1, 2011 through March 31, 2011

The Fund experienced a net profit of $22,580,363 before brokerage commissions and related fees in the first quarter of 2011. The Funds profits were primarily attributable to energy, stock indices, agriculture and the metals sectors posting profits. The currencies and interest rates sectors posted losses.

The energy sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter as concerns over the unfolding situation in Egypt pushed Brent Crude oil above $100 a barrel, at one point taking it to a historically significant $12 premium over West Texas Intermediate Crude futures. Profits were posted to the Fund in the middle of the quarter as rising tensions in the Middle East and the resignation of the Egyptian President Mubarak were the initial driving force of the change of mood in the market, while the highly unstable political situation in OPEC producer Libya has pushed the price of crude oil up to levels not seen since 2008. Profits continued to be posted to the Fund at the end of the quarter as the energy sector was the top performing sector.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as equity markets continued their rally from the 2010 year end.  Profits continued to be posted to the Fund in the middle of the quarter. The upwards trend in the Standard & Poor’s 500 that started in October 2010 was punctuated by a sharp reversal during the end of February. Losses were posted to the Fund at the end of the quarter. Losses in March were concentrated in the stock indices sector, where the trading program held long positions. The nadir in the Japanese equity markets came on the Tuesday after the earthquake, when the Nikkei futures were at one point down 17%.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the trading program focused on crops. Cotton broke its high of the last 30 years in February before advancing above $2 to mark a new high which was not enough to offset losses posted to the Fund. Events in the markets were dominated in March by the natural disaster in Japan resulting in losses posted to the Fund at the end of the quarter.

The metals sector posted profits to the Fund. Gold was a barometer of fear in the markets,  as it fell in January resulting in losses posted to the Fund at the beginning of the quarter. Profits were posted to the Fund in the middle of the quarter as Silver went above $30 per troy ounce, a price level not reached since 1981. Profits were made in precious metals but not enough to offset losses from the trading program’s long positions in base metals resulting in losses posted to the Fund at the end of the quarter.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to volatility in global markets. Profits were posted to the Fund in the middle through the end of the quarter. The Japanese yen marked a post-war high in March with a 4% intraday gain, prompting the G7 (Canada, France, Germany, Italy, Japan, United Kingdom and the United States) to intervene by selling the Japanese yen. Reactions in other global markets were muted by comparison, and the Fund recovered its losses.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter.  The surprise announcement of a final quarter fall in the United Kingdom Gross Domestic Product calm seemed to return to the Eurozone, where the European Financial Stability Facility’s inaugural bond issue was nine times oversubscribed. Losses were posted to the Fund in the middle through the end of the quarter. The Funds exposure to Japan in March resulted in losses consisting of the 0.08% in Japanese government bonds.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2011 and 2010, the Fund’s average Month-end Net Asset Value was approximately $927,405,923 and $756,311,117, respectively.

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$4,217,968	0.45%	$4,606,342	$3,905,033
Currencies	14,404,141	1.55%	15,730,419	13,335,484
Energy	6,833,342	0.74%	7,462,530	6,326,370
Interest Rates	4,176,856	0.45%	4,561,445	3,866,971
Metals	2,289,174	0.25%	2,499,953	2,119,338
Stock Indices	14,919,630	1.61%	16,293,373	13,812,729

TOTAL	$46,841,111	5.05%	$51,154,062	$43,365,925

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$6,347,997	0.84%	$7,364,790	$5,458,203
Currencies	7,694,909	1.02%	8,927,444	6,616,319
Energy	4,155,059	0.55%	4,820,597	3,572,647
Interest Rates	11,763,706	1.56%	13,647,963	10,114,795
Metals	11,682,597	1.54%	13,553,862	10,045,055
Stock Indices	11,634,781	1.54%	13,498,387	10,003,942

TOTAL	$53,279,049	7.05%	$61,813,043	$45,810,961

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

The following were the primary trading risk exposures of the Fund as of March 31, 2011, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian dollars, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S and BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) OR Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4 (6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$3,708,669	2,206,228	$1.6810
Feb-11	2,652,039	1,579,535	1.6790
Mar-11	7,635,508	4,483,826	1.7029
Apr-11	5,864,781	3,450,886	1.6995

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$10,773,415	6,791,965	$1.5862
Feb-11	10,825,271	6,838,453	1.5830
Mar-11	13,955,583	8,699,946	1.6041
Apr-11	15,852,414	9,910,236	1.5996

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$7,474,997	4,416,803	$1.6924
Feb-11	—	—	1.6925
Mar-11	—	—	1.7187
Apr-11	7,699,997	4,483,259	1.7175

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$809,815	474,186	$1.7078
Feb-11	425,991	249,658	1.7063
Mar-11	1,664,037	961,260	1.7311
Apr-11	995,888	576,224	1.7283

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$3,823,472	2,262,008	$1.6903
Feb-11	—	—	1.6905
Mar-11	3,521,608	2,051,502	1.7166
Apr-11	—	—	1.7153

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.7532
Feb-11	—	—	1.7540
Mar-11	—	—	1.7834
Apr-11	—	—	1.7827

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

ML WINTON FUTURESACCESS LLC

By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)