Form 10-Q
period 2011-06-30
ML Winton FuturesAccess LLC
filed 2011-08-12
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, 610,576,798 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $68,404,288, for 2011 and $57,039,642 for 2010)	$1,008,657,591	$887,636,418
Net unrealized profit on open futures contracts	1,786,483	29,070,679
Net unrealized profit on open forwards contracts	1,175,692	—
Cash and cash equivalents	2,137,499	350,000
Accrued interest receivable	4,089	1,636

TOTAL ASSETS	$1,013,761,354	$917,058,733

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$3,709	$—
Sponsor and Advisory fees payable	2,767,174	14,056,344
Redemptions payable	6,867,759	3,527,632
Net unrealized loss on open futures contracts	5,919,294	1,498,718
Net unrealized loss on open forwards contracts	854,782	—
Other liabilities	354,390	505,731

Total liabilities	16,767,108	19,588,425

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	31,569	32,147
Members’ Interest (610,557,328 Units and 543,509,913 Units)	996,962,677	897,438,161
Total members’ capital	996,994,246	897,470,308

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,013,761,354	$917,058,733

NET ASSET VALUE PER UNIT:
(Based on 610,576,798 and 543,529,383 Units outstanding; unlimited Units authorized)

Class A	$1.6636	$1.6810
Class C	$1.5619	$1.5862
Class D	$1.6875	$1.6924
Class I	$1.6934	$1.7078
Class DS	$1.6854	$1.6903
Class DT	$1.7532	$1.7532

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
TRADING PROFIT (LOSS):
Realized, net	$2,977,701	$45,425,371	$37,783,504	$54,919,124
Change in unrealized, net	(19,158,422)	(20,695,049)	(31,383,862)	6,710,933
Brokerage commissions	(259,784)	(291,677)	(501,944)	(507,270)

Total trading profit (loss)	(16,440,505)	24,438,645	5,897,698	61,122,787

INVESTMENT INCOME (LOSS)
Interest	2,937	(999)	861	(3,322)

EXPENSES:
Management fee	5,015,370	3,937,643	9,709,546	7,712,104
Sponsor fee	3,280,826	2,360,027	6,275,844	4,613,191
Performance fee	(3,396,370)	—	16,368	—
Other	382,311	234,485	742,936	486,127
Total expenses	5,282,137	6,532,155	16,744,694	12,811,422

NET INVESTMENT LOSS	(5,279,200)	(6,533,154)	(16,743,833)	(12,814,744)

NET INCOME (LOSS)	$(21,719,705)	$17,905,491	$(10,846,135)	$48,308,043

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	79,946,129	48,167,760	74,839,370	47,968,956
Class C	256,571,400	201,690,490	246,155,649	201,908,534
Class D	91,689,953	80,941,971	88,823,609	81,607,663
Class I	41,383,658	37,713,716	41,312,360	37,672,704
Class DS	108,389,340	107,115,968	109,223,717	107,296,208
Class DT	23,512,215	37,445,280	24,456,474	38,741,752

Net income (loss) per weighted average Unit
Class A	$(0.0406)	$0.0341	$(0.0265)	$0.0923
Class C	$(0.0398)	$0.0287	$(0.0287)	$0.0805
Class D	$(0.0312)	$0.0400	$(0.0080)	$0.1065
Class I	$(0.0373)	$0.0363	$(0.0170)	$0.0970
Class DS	$(0.0296)	$0.0398	$(0.0045)	$0.1032
Class DT	$(0.0278)	$0.0430	$0.0038	$0.1085

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31,2009	Subscriptions	Redemptions	Members’ Capital June 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital June 30, 2011
Class A	47,207,338	3,890,108	(3,410,480)	47,686,966	65,325,934	21,421,685	(2,754,716)	83,992,903
Class C	198,836,141	19,790,473	(19,038,442)	199,588,172	222,514,645	52,625,421	(13,598,358)	261,541,708
Class D	76,481,524	7,576,550	(2,979,453)	81,078,621	81,540,462	12,090,920	(59,677)	93,571,705
Class I	37,155,502	2,849,567	(2,653,322)	37,351,747	40,328,794	5,091,200	(2,504,978)	42,915,016
Class DS	106,138,162	2,485,855	(4,566,085)	104,057,932	107,809,869	5,140,859	(6,845,403)	106,105,325
Class DT	41,002,334	—	(6,097,711)	34,904,623	25,990,209	—	(3,559,538)	22,430,671

Total Members’ Units	506,821,001	36,592,553	(38,745,493)	504,668,061	543,509,913	96,370,085	(29,322,670)	610,557,328

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2011
Class A	$71,227,277	$5,997,163	$(5,306,548)	$4,428,304	$76,346,196	$109,814,969	$36,583,908	$(4,684,309)	$(1,983,852)	$139,730,716
Class C	285,929,558	28,701,353	(27,860,089)	16,251,368	303,022,190	352,948,772	84,349,314	(21,745,536)	(7,052,416)	408,500,134
Class D	114,447,349	11,218,320	(4,647,328)	8,689,229	129,707,570	138,000,547	20,713,739	(102,495)	(710,804)	157,900,987
Class I	56,724,216	4,367,970	(4,118,091)	3,654,386	60,628,481	68,871,557	8,831,812	(4,326,354)	(703,611)	72,673,404
Class DS	158,630,745	3,755,673	(7,199,144)	11,078,009	166,265,283	182,235,678	8,803,779	(11,720,371)	(487,606)	178,831,480
Class DT	63,048,636	—	(9,729,832)	4,205,052	57,523,856	45,566,638	—	(6,333,414)	92,732	39,325,956

Total Members’ Interest	$750,007,781	$54,040,479	$(58,861,032)	$48,306,348	$793,493,576	$897,438,161	$159,282,552	$(48,912,479)	$(10,845,557)	$996,962,677

Class A	$14,655	$—	$—	$905	$15,560	$16,602	$—	$—	$(277)	$16,325
Class C	14,031	—	—	790	14,821	15,545	—	—	(301)	15,244

Total Sponsor’s Interest	$28,686	$—	$—	$1,695	$30,381	$32,147	$—	$—	$(578)	$31,569

Total Members’ Capital	$750,036,467	$54,040,479	$(58,861,032)	$48,308,043	$793,523,957	$897,470,308	$159,282,552	$(48,912,479)	$(10,846,135)	$996,994,246

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the three months ended June 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6995	$1.5996	$1.7175	$1.7283	$1.7153	$1.7827

Net realized and net change in unrealized trading profit(loss)	(0.0252)	(0.0236)	(0.0256)	(0.0257)	(0.0256)	(0.0268)
Brokerage commissions	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0005)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0103)	(0.0137)	(0.0040)	(0.0088)	(0.0039)	(0.0022)

Net asset value, end of period	$1.6636	$1.5619	$1.6875	$1.6934	$1.6854	$1.7532

Total Return: (a)

Total return before Performance fees	-2.45%	-2.35%	-2.08%	-2.35%	-2.08%	-1.96%
Performance fees	0.30%	0.30%	0.30%	0.30%	0.30%	0.27%
Total return after Performance fees	-2.15%	-2.05%	-1.78%	-2.05%	-1.78%	-1.69%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.16%	0.81%	0.54%	0.81%	0.54%	0.41%
Performance fees	-0.32%	-0.32%	-0.32%	-0.32%	-0.32%	-0.29%
Expenses (including Performance fees)	0.84%	0.49%	0.22%	0.49%	0.22%	0.12%

Net investment income (loss)	-0.84%	-0.49%	-0.22%	-0.49%	-0.22%	-0.12%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the six months ended June 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6810	$1.5862	$1.6924	$1.7078	$1.6903	$1.7532

Net realized and net change in unrealized trading profit(loss)	0.0154	0.0147	0.0153	0.0156	0.0153	0.0157
Brokerage commissions	(0.0009)	(0.0008)	(0.0009)	(0.0009)	(0.0009)	(0.0009)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0319)	(0.0382)	(0.0193)	(0.0291)	(0.0193)	(0.0148)

Net asset value, end of period	$1.6636	$1.5619	$1.6875	$1.6934	$1.6854	$1.7532

Total Return: (a)

Total return before Performance fees	-1.02%	-1.51%	-0.27%	-0.82%	-0.27%	-0.02%
Performance fees	-0.08%	-0.08%	-0.08%	-0.08%	-0.08%	-0.02%
Total return after Performance fees	-1.10%	-1.59%	-0.35%	-0.90%	-0.35%	-0.04%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.83%	2.33%	1.08%	1.63%	1.08%	0.83%
Performance fees	0.05%	0.05%	0.05%	0.05%	0.05%	0.00%
Expenses (including Performance fees)	1.88%	2.38%	1.13%	1.68%	1.13%	0.83%

Net investment income (loss)	-1.88%	-2.38%	-1.13%	-1.68%	-1.13%	-0.83%

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

As of June 30, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, Class DT, Class DS, and Class I.  Each Class of Units except for Class DT and Class DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  Class DS was offered at $1.0733 and Class DT was offered at $1.1914.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of June 30, 2011 and December 31, 2010 are as follows:

June 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,661	$(2,652,612)	-0.27%	(1,003)	$596,032	0.06%	$(2,056,580)	-0.21%	July 11 - March 12
Currencies	3,827,124,097	1,264,059	0.13%	(190,113,420)	(1,392,155)	-0.14%	(128,096)	-0.01%	September 11
Energy	764	(266,166)	-0.03%	(593)	(1,569,775)	-0.16%	(1,835,941)	-0.18%	July 11 - September 11
Interest rates	22,706	1,203,288	0.12%	—	—	0.00%	1,203,288	0.12%	August 11 - September 13
Metals	1,637	(4,166,247)	-0.42%	(583)	(764,986)	-0.08%	(4,931,233)	-0.49%	July 11 - March 12
Stock indices	2,372	4,888,456	0.49%	(656)	(951,795)	-0.10%	3,936,661	0.39%	July 11 - September 11

Total		$270,778	0.02%		$(4,082,679)	-0.42%	$(3,811,901)	-0.39%

December 31, 2010

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	2,770	$9,362,389	1.04%	—	$—	0.00%	$9,362,389	1.04%	January 11 - May 11
Currencies	3,269	9,911,888	1.10%	(635)	(1,163,106)	-0.13%	8,748,782	0.97%	March 11
Energy	874	1,810,141	0.20%	(242)	(588,535)	-0.07%	1,221,606	0.13%	January 11 - April 11
Interest rates	2,590	262,053	0.03%	(2,439)	(1,599,666)	-0.18%	(1,337,613)	-0.15%	January 11 - March 13
Metals	1,431	12,256,554	1.37%	(342)	(3,589,079)	-0.40%	8,667,475	0.97%	January 11 - November 11
Stock indices	3,909	817,965	0.09%	(227)	91,357	0.01%	909,322	0.10%	January 11 - March 11

Total		$34,420,990	3.83%		$(6,849,029)	-0.77%	$27,571,961	3.06%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of June 30, 2011 and December 31, 2010.

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

The Fund has determined that Level I securities would include most of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(904,914)	$1,964,611	$(2,869,525)	$—
Short	$(3,227,897)	$(2,462,911)	$(764,986)	$—
	$(4,132,811)	$(498,300)	$(3,634,511)	$—

Forwards
Long	$1,175,692	$—	$1,175,692	$—
Short	$(854,782)	$—	$(854,782)	$—
	$320,910	$—	$320,910	$—

June 30, 2011	$(3,811,901)	$(498,300)	$(3,313,601)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$34,420,990	$27,372,293	$7,048,697	$—
Short	$(6,849,029)	$(3,259,950)	$(3,589,079)	$—
	$27,571,961	$24,112,343	$3,459,618	$—

Forwards
Long	$—	$—	$—	$—
Short	$—	$—	$—	$—
	$—	$—	$—	$—

December 31, 2010	$27,571,961	$24,112,343	$3,459,618	$—

The Fund’s volume of trading futures as of the period and year ended June 30, 2011 and the December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended June 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the six month periods ended June 30, 2011 and 2010.

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(5,642,015)	$(636,976)
Currencies	8,568,398	7,197,519
Energy	(9,955,381)	4,397,082
Interest rates	(1,587,314)	(5,586,020)
Metals	(1,431,814)	1,448,641
Stock indices	(6,132,595)	(420,604)

Total	$(16,180,721)	$6,399,642

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(2,349,734)	1,764,195
Currencies	18,425,761	30,089,622
Energy	(9,673,746)	(8,931,939)
Interest rates	41,124,773	52,170,116
Metals	193,489	3,836,609
Stock indices	(22,990,221)	(17,298,546)

Total	$24,730,322	61,630,057

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

5.               RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended June 30, 2011 amounted to $50,661, of which $35,217 was payable to the Transfer Agent as of June 30, 2011.

6.               RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an update to requirements relating to Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. MLAI does not believe the adoption of this update will have a material impact on the Fund’s financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.4713	$1.5023	$1.5668	$1.5878	$1.5790	$1.6010
2011	$1.6790	$1.7029	$1.6995	$1.7446	$1.7047	$1.6636

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.4011	$1.4295	$1.4896	$1.5083	$1.4986	$1.5182
2011	$1.5830	$1.6041	$1.5996	$1.6407	$1.6018	$1.5619

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.4610	$1.4937	$1.5598	$1.5827	$1.5758	$1.5998
2011	$1.6925	$1.7187	$1.7175	$1.7652	$1.7270	$1.6875

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.4892	$1.5211	$1.5870	$1.6088	$1.6004	$1.6232
2011	$1.7063	$1.7311	$1.7283	$1.7747	$1.7346	$1.6934

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.4592	$1.4919	$1.5579	$1.5807	$1.5739	$1.5978
2011	$1.6905	$1.7166	$1.7153	$1.7631	$1.7249	$1.6854

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.5020	$1.5362	$1.6048	$1.6291	$1.6227	$1.6480
2011	$1.7540	$1.7834	$1.7827	$1.8360	$1.7944	$1.7532

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Fund capital increased 11.09%   from $897,470,308 to $996,994,246.  This increase was attributable to the net loss from operations of $10,846,135, coupled with the redemption of 29,322,670 Redeemable Units resulting in an outflow of $48,912,479.  The cash outflow was offset with cash inflow of $159,282,552 due to subscription of 96,370,085 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indexes of financial assets such as stocks, domestic and global stock indexes, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s balance sheet.  Contracts are priced daily by the Fund and the gain or loss based on the daily mark to market are recorded as unrealized gains.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-

than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States — 2007.

Results of Operations

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

January 1, 2011 through June 30, 2011

January 1, 2011 through March 31, 2011

The Fund experienced a net profit of $22,580,363 before brokerage commissions and related fees in the first quarter of 2011. The Fund’s profits were primarily attributable to energy, stock indices, agriculture and the metals sectors posting profits. The currencies and interest rates sectors posted losses.

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

April 1, 2011 to June 30, 2011

The Fund experienced a net trading loss of $16,180,721 before brokerage commissions and related fees in the second quarter of 2011. The Fund’s profits were primarily attributable to the currency sector posting profits. The metals, interest rates, agriculture, stock indices and energy sectors posted losses.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter.  The U.S. dollar came under pressure as it continued to fall against the other major world currencies. The European Central Bank raising their benchmark rate saw the Euro gain against the U.S. dollar, despite speculation that Greece will be forced to restructure its debt and Portugal discussing a rescue package with the International Monetary Fund. Losses were posted to the Fund in the middle of the quarter. The U.S. dollar rallied with a slight recovery towards the end of May. Profits were posted to the Fund at the end of the quarter as the news on both sides of the Atlantic meant that despite volatile moves the Euro showed no clear overall direction.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Gold made record highs while silver rose to its highest level in 31 years due to concerns about the world’s most indebted nations’ ability to repay their debt. Losses were posted to the Fund in the middle of the quarter as precious metals and base metals reversed their earlier rise. Silver fell by 27% in the first week of May and the catalyst for this move was not clear, but it did coincide with COMEX raising the margin requirements on this futures contract. Losses were posted to the Fund at the end of the quarter as commodity market generally fell.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Bonds were the only losing sector, where the net short position had reduced over the course of the month in April. Profits were posted to the Fund in the middle of the quarter as the Fund posted modest gains in the fixed income sector. Losses were posted to the Fund at the end of the quarter as equity markets fell for a second month, with U.S. and German bonds rising over the same period.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund throughout the quarter. In June commodity markets generally fell, with the $2 per bushel (25%) decline in wheat prices a notable example.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Global stock markets experienced falls during April with Standard & Poor’s reduction in the long term credit outlook of the U.S. weighing on investor sentiment. Losses were posted to the Fund in the middle of the quarter as stock markets fell. Losses were posted to the Fund at the end of the quarter as equity markets fell for a second month.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as the price of crude oil rose over the course of the month, but with significant volatility. Losses were posted to the Fund in the middle of the month as oil reversed an earlier rise. Losses were posted to the Fund at the end of the quarter as commodity markets generally fell.

January 1, 2010 through June 30, 2010

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

April 1, 2010 through June 30, 2010

The Fund experienced a net trading profit of $24,730,322 before brokerage commissions and related fees in the second quarter of 2010. Profits were attributable to interest rates, currencies and metals sectors while agriculture, energy and stock indices sectors posted losses.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2011 and 2010, the Fund’s average Month-end Net Asset Value was approximately $957,454,792 and $771,220,152, respectively.

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$6,775,191	0.71%	$10,077,776	$3,905,033
Currencies	14,134,508	1.48%	15,730,419	12,330,630
Energy	8,946,273	0.93%	11,942,482	6,326,370
Interest Rates	2,312,575	0.24%	4,561,445	398,687
Metals	8,854,266	0.92%	16,650,873	2,119,338
Stock Indices	8,750,969	0.91%	16,293,373	2,296,558

TOTAL	$49,773,782	5.19%	$75,256,368	$27,376,616

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$5,135,192	0.67%	$7,364,790	$3,023,246
Currencies	9,334,704	1.21%	12,913,428	6,616,319
Energy	3,423,327	0.44%	4,820,597	2,074,591
Interest Rates	13,463,855	1.75%	17,843,118	10,114,795
Metals	12,478,673	1.62%	15,620,078	10,045,055
Stock Indices	9,551,202	1.24%	13,498,387	5,755,796

TOTAL	$53,386,953	6.93%	$72,060,398	$37,629,802

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Winton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2011, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian dollars, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S and BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) OR Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting

PART II - OTHER INFORMATION

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$3,708,669	2,206,228	$1.6810
Feb-11	2,652,039	1,579,535	1.6790
Mar-11	7,635,508	4,483,826	1.7029
Apr-11	5,864,781	3,450,886	1.6995
May-11	8,100,295	4,643,067	1.7446
Jun-11	8,622,616	5,058,143	1.7047
Jul-11	9,177,026	5,516,366	1.6636

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$10,773,415	6,791,965	$1.5862
Feb-11	10,825,271	6,838,453	1.5830
Mar-11	13,955,583	8,699,946	1.6041
Apr-11	15,852,414	9,910,236	1.5996
May-11	12,240,913	7,460,787	1.6407
Jun-11	20,701,718	12,924,034	1.6018
Jul-11	15,251,460	9,764,684	1.5619

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$7,474,997	4,416,803	$1.6924
Feb-11	—	—	1.6925
Mar-11	—	—	1.7187
Apr-11	7,699,997	4,483,259	1.7175
May-11	1,299,999	736,460	1.7652
Jun-11	4,238,746	2,454,398	1.7270
Jul-11	—	—	1.6875

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$809,815	474,186	$1.7078
Feb-11	425,991	249,658	1.7063
Mar-11	1,664,037	961,260	1.7311
Apr-11	995,888	576,224	1.7283
May-11	1,211,952	682,905	1.7747
Jun-11	3,724,129	2,146,967	1.7346
Jul-11	659,776	389,616	1.6934

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$3,823,472	2,262,008	$1.6903
Feb-11	—	—	1.6905
Mar-11	3,521,608	2,051,502	1.7166
Apr-11	—	—	1.7153
May-11	1,458,699	827,349	1.7631
Jun-11	—	—	1.7249
Jul-11	—	—	1.6854

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.7532
Feb-11	—	—	1.7540
Mar-11	—	—	1.7834
Apr-11	—	—	1.7827
May-11	—	—	1.8360
Jun-11	—	—	1.7944
Jul-11	—	—	1.7532

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

Item 6.            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02       Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

Exhibit 101     Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: August 12, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)