Form 10-Q
period 2011-09-30
ML Winton FuturesAccess LLC
filed 2011-11-10
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, 628,741,387 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                                     Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $49,082,402 for 2011 and $57,039,642 for 2010)	$1,099,959,029	$887,636,418
Net unrealized profit on open futures contracts	12,906,419	29,070,679
Net unrealized profit on open forwards contracts	1,490,544	—
Cash and cash equivalents	1,110,632	350,000
Accrued interest receivable	170	1,636

TOTAL ASSETS	$1,115,466,794	$917,058,733

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$3,907	$—
Sponsor and Advisory fees payable	17,274,977	14,056,344
Redemptions payable	8,912,751	3,527,632
Net unrealized loss on open futures contracts	2,023,101	1,498,718
Net unrealized loss on open forwards contracts	2,300,744	—
Other liabilities	684,553	505,731

Total liabilities	31,200,033	19,588,425

MEMBERS’ CAPITAL:
Sponsor’s Interest (19,470 Units and 19,470 Units)	33,821	32,147
Members’ Interest (628,721,917 Units and 543,509,913 Units)	1,084,232,940	897,438,161
Total members’ capital	1,084,266,761	897,470,308

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,115,466,794	$917,058,733

NET ASSET VALUE PER UNIT:
(Based on 628,741,387 and 543,529,383 Units outstanding; unlimited Units authorized)

Class A	$1.7581	$1.6810
Class C	$1.6465	$1.5862
Class D	$1.7900	$1.6924
Class I	$1.7914	$1.7078
Class DS	$1.7878	$1.6903
Class DT	$1.8667	$1.7532

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
TRADING PROFIT (LOSS):
Realized, net	$68,766,429	$4,925,017	$106,549,933	$59,844,141
Change in unrealized, net	13,885,019	21,410,299	(17,498,843)	28,121,232
Brokerage commissions	(301,929)	(245,453)	(803,873)	(752,723)

Total trading profit (loss)	82,349,519	26,089,863	88,247,217	87,212,650

INVESTMENT INCOME (LOSS)
Interest	41,429	3,756	42,290	434

EXPENSES:
Management fee	5,430,382	3,996,946	15,139,928	11,709,050
Sponsor fee	3,630,795	2,453,986	9,906,639	7,067,177
Performance fee	14,225,169	4,087,247	14,241,537	4,087,247
Other	386,270	310,526	1,129,206	796,653
Total expenses	23,672,616	10,848,705	40,417,310	23,660,127

NET INVESTMENT (LOSS)	(23,631,187)	(10,844,949)	(40,375,020)	(23,659,693)

NET INCOME (LOSS)	$58,718,332	$15,244,914	$47,872,197	$63,552,957

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	91,806,732	52,756,328	80,495,158	49,564,746
Class C	273,529,411	206,912,707	255,280,237	203,576,592
Class D	94,268,741	81,283,522	90,638,653	81,499,616
Class I	44,697,911	38,216,373	42,440,877	37,853,927
Class DS	103,534,385	104,125,551	107,327,273	106,239,322
Class DT	21,884,883	29,995,500	23,599,277	35,826,335

Net income (loss) per weighted average Unit
Class A	$0.0929	$0.0333	$0.0813	$0.1248
Class C	$0.0840	$0.0244	$0.0623	$0.1047
Class D	$0.1019	$0.0348	$0.0982	$0.1413
Class I	$0.0958	$0.0312	$0.0843	$0.1281
Class DS	$0.1043	$0.0350	$0.0961	$0.1386
Class DT	$0.1155	$0.0255	$0.1111	$0.1387

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31,2009	Subscriptions	Redemptions	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital September 30, 2011
Class A	47,207,338	14,947,161	(5,381,665)	56,772,834	65,325,934	31,976,802	(3,819,347)	93,483,389
Class C	198,836,141	34,802,821	(23,057,840)	210,581,122	222,514,645	74,788,459	(20,999,482)	276,303,622
Class D	76,481,524	8,191,253	(2,979,453)	81,693,324	81,540,462	13,898,406	(952,865)	94,486,003
Class I	37,155,502	4,491,371	(3,551,230)	38,095,643	40,328,794	8,781,499	(3,072,788)	46,037,505
Class DS	106,138,162	2,905,250	(5,202,017)	103,841,395	107,809,869	5,140,859	(15,347,135)	97,603,593
Class DT	41,002,334	—	(13,938,569)	27,063,765	25,990,209	—	(5,182,404)	20,807,805

Total Members’ Units	506,821,001	65,337,856	(54,110,774)	518,048,083	543,509,913	134,586,025	(49,374,021)	628,721,917

Class A	9,713	—	—	9,713	9,713	—	—	9,713
Class C	9,757	—	—	9,757	9,757	—	—	9,757

Total Sponsor’s Units	19,470	—	—	19,470	19,470	—	—	19,470

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2011
Class A	$71,227,277	$23,557,909	$(8,446,913)	$6,184,617	$92,522,890	$109,814,969	$54,533,862	$(6,542,164)	$6,546,241	$164,352,908
Class C	285,929,558	51,355,044	(33,956,280)	21,305,178	324,633,500	352,948,772	119,891,752	(33,822,170)	15,911,791	454,930,145
Class D	114,447,349	12,218,319	(4,647,328)	11,517,442	133,535,782	138,000,547	23,936,091	(1,701,302)	8,899,064	169,134,400
Class I	56,724,216	7,029,542	(5,593,240)	4,847,857	63,008,375	68,871,557	15,356,726	(5,335,924)	3,579,740	82,472,099
Class DS	158,630,745	4,405,527	(8,232,407)	14,727,068	169,530,933	182,235,678	8,803,779	(26,851,561)	10,312,744	174,500,640
Class DT	63,048,636	—	(22,334,915)	4,968,491	45,682,212	45,566,638	—	(9,344,833)	2,620,943	38,842,748

Total Members’ Interest	$750,007,781	$98,566,341	$(83,211,083)	$63,550,653	$828,913,692	$897,438,161	$222,522,210	$(83,597,954)	$47,870,523	$1,084,232,940

Class A	$14,655	$—	$—	$1,269	$15,924	$16,602	$—	$—	$994	$17,596
Class C	14,031	—	—	1,035	15,066	15,545	—	—	680	16,225

Total Sponsor’s Interest	$28,686	$—	$—	$2,304	$30,990	$32,147	$—	$—	$1,674	$33,821

Total Members’ Capital	$750,036,467	$98,566,341	$(83,211,083)	$63,552,957	$828,944,682	$897,470,308	$222,522,210	$(83,597,954)	$47,872,197	$1,084,266,761

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the three months ended September 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6636	$1.5619	$1.6875	$1.6934	$1.6854	$1.7532

Net realized and net change in unrealized trading profit(loss)	0.1343	0.1260	0.1363	0.1367	0.1361	0.1417
Brokerage commissions	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0005)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0394)	(0.0410)	(0.0334)	(0.0383)	(0.0333)	(0.0278)

Net asset value, end of period	$1.7581	$1.6465	$1.7900	$1.7914	$1.7878	$1.8667

Total Return: (a)

Total return before Performance fees	7.10%	7.21%	7.50%	7.21%	7.50%	7.64%
Performance fees	-1.38%	-1.38%	-1.38%	-1.38%	-1.38%	-1.12%
Total return after Performance fees	5.72%	5.83%	6.12%	5.83%	6.12%	6.52%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.18%	0.83%	0.55%	0.83%	0.55%	0.42%
Performance fees	1.36%	1.36%	1.36%	1.36%	1.36%	1.11%
Expenses (including Performance fees)	2.54%	2.19%	1.91%	2.19%	1.91%	1.53%

Net investment income (loss)	-2.54%	-2.18%	-1.90%	-2.18%	-1.90%	-1.52%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

For the nine months ended September 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6810	$1.5862	$1.6924	$1.7078	$1.6903	$1.7532

Net realized and net change in unrealized trading profit(loss)	0.1497	0.1407	0.1516	0.1523	0.1514	0.1574
Brokerage commissions	(0.0014)	(0.0013)	(0.0014)	(0.0014)	(0.0014)	(0.0014)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0713)	(0.0792)	(0.0527)	(0.0674)	(0.0526)	(0.0426)

Net asset value, end of period	$1.7581	$1.6465	$1.7900	$1.7914	$1.7878	$1.8667

Total Return: (a)

Total return before Performance fees	6.01%	5.21%	7.20%	6.32%	7.20%	7.61%
Performance fees	-1.45%	-1.45%	-1.45%	-1.45%	-1.45%	-1.15%
Total return after Performance fees	4.56%	3.76%	5.75%	4.87%	5.75%	6.46%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	2.76%	3.51%	1.63%	2.46%	1.63%	1.25%
Performance fees	1.41%	1.41%	1.40%	1.40%	1.40%	1.11%
Expenses (including Performance fees)	4.17%	4.92%	3.03%	3.86%	3.03%	2.36%

Net investment income (loss)	-4.16%	-4.92%	-3.03%	-3.86%	-3.03%	-2.35%

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

As of September 30, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, Class DT, Class DS, and Class I.  Each Class of Units except for Class DT and Class DS was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  Class DS was offered at $1.0733 and Class DT was offered at $1.1914.  The six Classes of Units are subject to different Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.     CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,012	$(5,407,921)	-0.50%	(1,608)	$5,281,258	0.49%	$(126,663)	-0.01%	October 11 - April 12
Currencies	2,989,846,876	(6,294,653)	-0.58%	(1,946,192,849)	4,588,894	0.42%	(1,705,759)	-0.16%	December 11
Energy	408	(2,534,782)	-0.23%	(1,048)	5,949,862	0.55%	3,415,080	0.32%	October 11- January 12
Interest rates	18,320	8,125,442	0.75%	(21)	26,021	0.00%	8,151,463	0.75%	November 11 - December 13
Metals	560	(6,076,719)	-0.56%	(683)	8,098,847	0.75%	2,022,128	0.19%	November 11 - March 12
Stock indices	105	6,700	0.00%	(1,724)	(1,689,831)	-0.16%	(1,683,131)	-0.16%	October 11 - December 11

Total		$(12,181,933)	-1.12%		$22,255,051	2.05%	$10,073,118	0.93%

December 31, 2010

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	2,770	$9,362,389	1.04%	—	$—	0.00%	$9,362,389	1.04%	January 11 - May 11
Currencies	3,269	9,911,888	1.10%	(635)	(1,163,106)	-0.13%	8,748,782	0.97%	March 11
Energy	874	1,810,141	0.20%	(242)	(588,535)	-0.07%	1,221,606	0.13%	January 11 - April 11
Interest rates	2,590	262,053	0.03%	(2,439)	(1,599,666)	-0.18%	(1,337,613)	-0.15%	January 11 - March 13
Metals	1,431	12,256,554	1.37%	(342)	(3,589,079)	-0.40%	8,667,475	0.97%	January 11 - November 11
Stock indices	3,909	817,965	0.09%	(227)	91,357	0.01%	909,322	0.10%	January 11 - March 11

Total		$34,420,990	3.83%		$(6,849,029)	-0.77%	$27,571,961	3.06%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of September 30, 2011 and December 31, 2010.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(9,881,190)	$(5,564,680)	$(4,316,510)	$—
Short	$20,764,507	$13,227,536	$7,536,971	$—
	$10,883,317	$7,662,856	$3,220,461	$—

Forwards
Long	$(2,300,743)	$—	$(2,300,743)	$—
Short	$1,490,544	$—	$1,490,544	$—
	$(810,199)	$—	$(810,199)	$—

September 30, 2011	$10,073,118	$7,662,856	$2,410,262	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$34,420,990	$27,372,293	$7,048,697	$—
Short	$(6,849,029)	$(3,259,950)	$(3,589,079)	$—
	$27,571,961	$24,112,343	$3,459,618	$—

Forwards
Long	$—	$—	$—	$—
Short	$—	$—	$—	$—
	$—	$—	$—	$—

December 31, 2010	$27,571,961	$24,112,343	$3,459,618	$—

The Fund’s volume of trading forward and futures as of the period and year ended September 30, 2011 and the December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended September 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2011 and 2010.

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$72,261	$(564,716)
Currencies	(17,119,288)	(9,921,767)
Energy	(1,117,036)	3,280,046
Interest rates	92,947,143	87,361,123
Metals	21,084,452	22,533,092
Stock indices	(13,216,084)	(13,636,688)

Total	$82,651,448	$89,051,090

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(5,577,669)	(3,813,506)
Currencies	(4,698,321)	25,391,299
Energy	(5,729,477)	(14,661,413)
Interest rates	38,968,549	91,138,697
Metals	5,419,928	9,256,537
Stock indices	(2,047,694)	(19,346,241)

Total	$26,335,316	87,965,373

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

MLAI, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Winton, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by Winton is sufficient to detect any such intervention is needed.

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

5.   RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended September  30, 2011 amounted to $51,701, of which $36,682 was payable to the Transfer Agent as of September 30, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.4713	$1.5023	$1.5668	$1.5878	$1.5790	$1.6010	$1.5506	$1.6239	$1.6297
2011	$1.6790	$1.7029	$1.6995	$1.7446	$1.7047	$1.6636	$1.7315	$1.7576	$1.7581

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.4011	$1.4295	$1.4896	$1.5083	$1.4986	$1.5182	$1.4692	$1.5374	$1.5416
2011	$1.5830	$1.6041	$1.5996	$1.6407	$1.6018	$1.5619	$1.6243	$1.6474	$1.6465

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.4610	$1.4937	$1.5598	$1.5827	$1.5758	$1.5998	$1.5514	$1.6268	$1.6346
2011	$1.6925	$1.7187	$1.7175	$1.7652	$1.7270	$1.6875	$1.7585	$1.7873	$1.7900

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.4892	$1.5211	$1.5870	$1.6088	$1.6004	$1.6232	$1.5726	$1.6475	$1.6540
2011	$1.7063	$1.7311	$1.7283	$1.7747	$1.7346	$1.6934	$1.7631	$1.7903	$1.7914

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.4592	$1.4919	$1.5579	$1.5807	$1.5739	$1.5978	$1.5495	$1.6248	$1.6326
2011	$1.6905	$1.7166	$1.7153	$1.7631	$1.7249	$1.6854	$1.7564	$1.7851	$1.7878

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.5020	$1.5362	$1.6048	$1.6291	$1.6227	$1.6480	$1.5988	$1.6788	$1.6879
2011	$1.7540	$1.7834	$1.7827	$1.8360	$1.7944	$1.7532	$1.8305	$1.8630	$1.8667

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized gain net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Fund capital increased 20.81% from $897,470,308 to $1,084,266,761.  This increase was attributable to the net gain from operations of   $47,872,197, coupled with the redemption of 49,374,021 Redeemable Units resulting in an outflow of $83,597,954.  The cash outflow was offset with cash inflow of $222,522,210 due to subscriptions of 134,586,025 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

January 1, 2011 to September 30, 2011

January 1, 2011 to March 31, 2011

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

July 1, 2011 to September 30, 2011

The Fund experienced a net trading profit of $82,651,448 before brokerage commissions and related fees in the third quarter of 2011. The Funds profits were primarily attributable to the interest rate, metals and the agriculture sector posting profits. The energy, stock indices and currency sectors posted losses.

The interest rate sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter. The Fund has made strong gains during the month of July with the biggest contribution from fixed income markets where the Fund’s long positions profited from rising government bond markets. Profits were posted to the Fund in the middle through the end of the quarter. In September yields on the Greek 2 year government bonds came within 70%, while at the other extreme Swiss short term interest rate futures continue to trade above 100, implying that the market is forecasting negative interest rates. Government bond futures produced profits for the Fund at the end of the quarter.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the rise in gold and silver. Profits were posted to the Fund in the middle through the end of the quarter. The trading program’s short positions in precious metals resulted in losses which were offset by base metals resulting in profits posted to the Fund at the end of the quarter.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter only to be reversed in the middle through the end of the quarter due to volatility in the commodity markets.

The energy sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the quarter. Losses were posted to the Fund in the middle through the end of the quarter.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund throughout the quarter. Global stock markets saw some sharp falls in August with the Dow and Euro Stoxx closing the month down. The financial stocks created much of the downward pressure, pushing a number of European countries to introduce temporary bans on shorting shares in their major financial institutions.

The trading program’s short positions in the stock index futures resulted in losses posted to the Fund in September.

The currency sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the quarter as the Euro-U.S. dollar exchange rate showing no clear trend. Losses were posted to the Fund in the middle through the end of the quarter. In September speculation continued about Greek sovereign debt default loomed large, with indicators suggesting that the world’s developed economies are slipping back into recession. Through much of the year the Euro had been relatively unaffected by concerns over Greece, but, anxiety did spill over into the single currency which fell in September.

January 1, 2010 to September 30, 2010

January 1, 2010 to March 31, 2010

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

April 1, 2010 to June 30, 2010

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2011 and 2010, the Fund’s average Month-end Net Asset Value was approximately $990,992,000 and $771,220,152, respectively.

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$5,780,283	0.58%	$10,077,776	$2,875,134
Currencies	10,455,878	1.06%	15,730,419	2,350,355
Energy	9,401,948	0.95%	12,719,515	6,326,370
Interest Rates	6,090,586	0.61%	16,830,528	398,687
Metals	10,455,108	1.06%	16,843,085	2,119,338
Stock Indices	9,513,176	0.96%	16,293,373	2,296,558

TOTAL	$51,696,979	5.22%	$88,494,696	$16,366,442

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$4,129,843	0.53%	$7,364,790	$1,685,932
Currencies	11,013,227	1.41%	18,820,682	6,616,319
Energy	2,764,137	0.35%	4,820,597	1,150,205
Interest Rates	11,664,672	1.50%	17,843,118	6,417,324
Metals	14,229,232	1.83%	23,221,359	10,045,055
Stock Indices	6,523,989	0.84%	13,498,387	373,571

TOTAL	$50,325,100	6.46%	$85,568,933	$26,288,406

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Euro stoxx, Nikkei, NASDAQ and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian dollar, Canadian dollar, New Zealand dollar and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S and BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) OR Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder. The selling of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$3,708,669	2,206,228	$1.6810
Feb-11	2,652,039	1,579,535	1.6790
Mar-11	7,635,507	4,483,826	1.7029
Apr-11	5,864,781	3,450,886	1.6995
May-11	8,100,295	4,643,067	1.7446
Jun-11	8,622,616	5,058,143	1.7047
Jul-11	9,177,026	5,516,366	1.6636
Aug-11	5,518,329	3,187,022	1.7315
Sep-11	3,254,600	1,851,729	1.7576
Oct-11	4,474,642	2,545,158	1.7581

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$10,773,415	6,791,965	$1.5862
Feb-11	10,825,271	6,838,453	1.5830
Mar-11	13,955,583	8,699,946	1.6041
Apr-11	15,852,414	9,910,236	1.5996
May-11	12,240,913	7,460,787	1.6407
Jun-11	20,701,718	12,924,034	1.6018
Jul-11	15,251,460	9,764,684	1.5619
Aug-11	9,427,273	5,803,899	1.6243
Sep-11	10,863,705	6,594,455	1.6474
Oct-11	10,860,495	6,596,110	1.6465

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$7,474,997	4,416,803	$1.6924
Feb-11	—	—	1.6925
Mar-11	—	—	1.7187
Apr-11	7,699,997	4,483,259	1.7175
May-11	1,299,999	736,460	1.7652
Jun-11	4,238,745	2,454,398	1.7270
Jul-11	—	—	1.6875
Aug-11	498,749	283,622	1.7585
Sep-11	2,723,604	1,523,864	1.7873
Oct-11	3,509,696	1,960,724	1.7900

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$809,815	474,186	$1.7078
Feb-11	425,991	249,658	1.7063
Mar-11	1,664,037	961,260	1.7311
Apr-11	995,888	576,224	1.7283
May-11	1,211,952	682,905	1.7747
Jun-11	3,724,129	2,146,967	1.7346
Jul-11	659,776	389,616	1.6934
Aug-11	2,856,892	1,620,380	1.7631
Sep-11	3,008,246	1,680,303	1.7903
Oct-11	2,203,402	1,229,989	1.7914

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$3,823,472	2,262,008	$1.6903
Feb-11	—	—	1.6905
Mar-11	3,521,608	2,051,502	1.7166
Apr-11	—	—	1.7153
May-11	1,458,699	827,349	1.7631
Jun-11	—	—	1.7249
Jul-11	—	—	1.6854
Aug-11	—	—	1.7564
Sep-11	—	—	1.7851
Oct-11	—	—	1.7878

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.7532
Feb-11	—	—	1.7540
Mar-11	—	—	1.7834
Apr-11	—	—	1.7827
May-11	—	—	1.8360
Jun-11	—	—	1.7944
Jul-11	—	—	1.7532
Aug-11	—	—	1.8305
Sep-11	—	—	1.8630
Oct-11	—	—	1.8667

(1) Beginning of the month Net Asset Value

(a)

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

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02 Are filed herewith.

32.01 and
32.02 Section 1350 Certifications

Exhibit 32.01
and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 10, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)