Form 10-Q
period 2012-03-31
ML Winton FuturesAccess LLC
filed 2012-05-11
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, 671,967,890 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                                Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $83,505,724 for 2012 and $79,851,460 for 2011)	$1,156,965,579	$1,139,513,497
Net unrealized profit on open futures contracts	4,661,325	23,291,377
Net unrealized profit on open forwards contracts	2,189,475	1,206,622
Cash and cash equivalents	1,150,202	1,033,101

TOTAL ASSETS	$1,164,966,581	$1,165,044,597

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$5,270	$3,818
Sponsor and Advisory fees payable	3,331,190	17,358,610
Redemptions payable	22,698,247	27,077,760
Net unrealized loss on open futures contracts	5,911,962	146,111
Net unrealized loss on open forwards contracts	2,753,431	958,822
Other liabilities	378,023	398,085

Total liabilities	35,078,123	45,943,206

MEMBERS’ CAPITAL:
Members’ Interest (671,967,890 Units and 653,497,815 Units)	1,129,888,458	1,119,101,391
Total members’ capital	1,129,888,458	1,119,101,391

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,164,966,581	$1,165,044,597

NET ASSET VALUE PER UNIT: (Based on 671,967,890 and 653,497,815 Units outstanding; unlimited Units authorized)
Class A	$1.7217	$1.7496
Class C	$1.6043	$1.6344
Class D	$1.7662	$1.7881
Class I	$1.7578	$1.7846
Class DS	$1.7640	$1.7859
Class DT	$1.8460	$1.8666
Class M	$0.9924	$—

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$17,519,578	$34,805,803
Change in unrealized, net	(25,207,659)	(12,225,440)
Brokerage commissions	(348,134)	(242,160)

Total trading profit (loss), net	(8,036,215)	22,338,203

INVESTMENT INCOME (LOSS)
Interest, net	(40,629)	(2,076)

EXPENSES:
Management fee	5,720,621	4,694,176
Sponsor fee	4,199,522	2,995,018
Performance fee	519	3,412,738
Other	421,824	360,625
Total expenses	10,342,486	11,462,557

NET INVESTMENT (LOSS)	(10,383,115)	(11,464,633)

NET INCOME (LOSS)	$(18,419,330)	$10,873,570

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	109,256,252	69,732,612
Class C	318,971,567	235,739,898
Class D	94,197,388	85,957,265
Class I	50,882,109	41,241,063
Class DS	84,265,399	110,058,095
Class DT	18,095,345	25,400,733
Class M*	825,000	—

Net income (loss) per weighted average Unit
Class A	$(0.0283)	$0.0181
Class C	$(0.0305)	$0.0134
Class D	$(0.0220)	$0.0250
Class I	$(0.0268)	$0.0203
Class DS	$(0.0213)	$0.0248
Class DT	$(0.0203)	$0.0294
Class M*	$(0.0076)	$—

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital December 31,2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012
Class A	65,325,934	8,269,589	(1,438,963)	72,156,560	102,409,963	11,113,355	(3,258,796)	110,264,522
Class C	222,514,645	22,330,364	(4,691,140)	240,153,869	302,923,116	27,776,146	(8,300,320)	322,398,942
Class D	81,540,462	4,416,803	(59,677)	85,897,588	93,387,095	1,184,867	(33,351)	94,538,611
Class I	40,328,794	1,685,104	(2,351,667)	39,662,231	49,889,508	1,990,830	(1,781,009)	50,099,329
Class DS	107,809,869	4,313,510	(3,372,058)	108,751,321	86,602,313	—	(9,972,647)	76,629,666
Class DT	25,990,209	—	(2,069,763)	23,920,446	18,285,820	—	(1,074,000)	17,211,820
Class M*	—	—	—	—	—	825,000	—	825,000

Total Members’ Units	543,509,913	41,015,370	(13,983,268)	570,542,015	653,497,815	42,890,198	(24,420,123)	671,967,890

Class A	9,713	—	—	9,713	—	—	—	—
Class C	9,757	—	—	9,757	—	—	—	—

Total Sponsor’s Units	19,470	—	—	19,470	—	—	—	—

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012
Class A	$109,814,969	$13,996,216	$(2,440,092)	$1,259,814	$122,630,907	$179,178,644	$19,402,872	$(5,641,582)	$(3,097,007)	$189,842,927
Class C	352,948,772	35,554,269	(7,502,124)	3,151,631	384,152,548	495,110,458	45,265,689	(13,417,495)	(9,721,279)	517,237,373
Class D	138,000,547	7,474,997	(102,495)	2,152,274	147,525,323	166,986,022	2,113,997	(58,905)	(2,067,889)	166,973,225
Class I	68,871,557	2,899,843	(4,063,577)	838,563	68,546,386	89,030,337	3,542,576	(3,140,361)	(1,366,046)	88,066,506
Class DS	182,235,678	7,345,080	(5,758,140)	2,724,045	186,546,663	154,664,303	—	(17,693,973)	(1,793,690)	135,176,640
Class DT	45,566,638	—	(3,670,999)	746,922	42,642,561	34,131,627	—	(1,991,421)	(367,133)	31,773,073
Class M	—	—	—	—	—	—	825,000	—	(6,286)	818,714

Total Members’ Interest	$897,438,161	$67,270,405	$(23,537,427)	$10,873,249	$952,044,388	$1,119,101,391	$71,150,134	$(41,943,737)	$(18,419,330)	$1,129,888,458

Class A	$16,602	$—	$—	$186	$16,788	$—	$—	$—	$—	$—
Class C	15,545	—	—	135	15,680	—	—	—	—	—

Total Sponsor’s Interest	$32,147	$—	$—	$321	$32,468	$—	$—	$—	$—	$—

Total Members’ Capital	$897,470,308	$67,270,405	$(23,537,427)	$10,873,570	$952,076,856	$1,119,101,391	$71,150,134	$(41,943,737)	$(18,419,330)	$1,129,888,458

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.7496	$1.6344	$1.7881	$1.7846	$1.7859	$1.8666	$1.0000

Net realized and net change in unrealized trading profit(loss)	(0.0114)	(0.0107)	(0.0117)	(0.0117)	(0.0117)	(0.0123)	(0.0057)
Brokerage commissions	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0006)	(0.0001)
Interest income	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0000)
Expenses	(0.0159)	(0.0188)	(0.0096)	(0.0145)	(0.0096)	(0.0076)	(0.0018)

Net asset value, end of period	$1.7217	$1.6043	$1.7662	$1.7578	$1.7640	$1.8460	$0.9924

Total Return: (a)

Total return before Performance fees	-1.60%	-1.84%	-1.23%	-1.50%	-1.23%	-1.10%	-0.76%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.60%	-1.84%	-1.23%	-1.50%	-1.23%	-1.10%	-0.76%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%	0.18%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%	0.18%

Net investment income (loss)	-0.92%	-1.17%	-0.54%	-0.82%	-0.54%	-0.41%	-0.18%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

* Units issued on March 1, 2012

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Winton” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Fund’s forward contracts broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

On March 1, 2012 the Fund opened Class M at $1.00 per Unit.  The Class M Units are for Investors who are subscribing through a managed investment account program at MLPF&S and who satisfy other requirements as determined by the Sponsor from time to time. The Class M Units are not subject to an upfront sales commission and no ongoing compensation is paid to MLFPF&S as selling agent, and the Class M Units are not subject to Sponsor’s fees. However, a portion of the asset-based program fee applicable to a Managed Account, including the amounts invested in Class M Units, will be paid to the Managed Account’s Financial Advisor.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,760	$1,584,931	0.14%	(2,175)	$471,088	0.04%	$2,056,019	0.18%	April 12 - September 12
Currencies	4,326,696,589	1,202,409	0.11%	(479,562,118)	(5,606,243)	-0.50%	(4,403,834)	-0.39%	June 12
Energy	1,830	(3,873,871)	-0.34%	(436)	1,775,420	0.16%	(2,098,451)	-0.18%	April 12 - June 12
Interest rates	16,180	1,002,577	0.09%	(1,168)	(230,172)	-0.02%	772,405	0.07%	May 12 - June 14
Metals	940	(3,712,726)	-0.33%	(1,087)	1,163,440	0.10%	(2,549,286)	-0.23%	May 12 - January 13
Stock indices	6,462	4,351,581	0.39%	(89)	56,973	0.01%	4,408,554	0.40%	April 12 - June 12

Total, net		$554,901	0.06%		$(2,369,494)	-0.21%	$(1,814,593)	-0.15%

December 31, 2011

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	455	$(577,480)	-0.05%	(3,058)	$(1,015,492)	-0.09%	$(1,592,972)	-0.14%	January 12 - May 12
Currencies	943,881,325	2,270,098	0.20%	(1,141,858,267)	9,785,330	0.87%	12,055,428	1.07%	March 12
Energy	872	122,997	0.01%	(1,231)	1,091,984	0.10%	1,214,981	0.11%	January 12 - April 12
Interest rates	20,132	13,661,028	1.22%	(1,105)	(7,824)	0.00%	13,653,204	1.22%	January 12 - March 14
Metals	1,169	(5,765,560)	-0.52%	(1,798)	2,692,665	0.24%	(3,072,895)	-0.28%	January 12 - November 12
Stock indices	1,661	912,247	0.08%	(907)	223,073	0.02%	1,135,320	0.10%	January 12 - March 12

Total, net		$10,623,330	0.94%		$12,769,736	1.14%	$23,393,066	2.08%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2012 and December 31, 2011.

3.               FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in equity in commodity trading account in the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year is reported on the Statements of Operations.

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

The Fund has determined that Level I securities would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(1,634,574)	$1,857,074	$(3,491,648)	$—
Short	383,937	(779,503)	1,163,440	—
	(1,250,637)	1,077,571	(2,328,208)	—

Forwards
Long	2,189,475	—	2,189,475	—
Short	(2,753,431)	—	(2,753,431)	—
	(563,956)	—	(563,956)	—

March 31, 2012	$(1,814,593)	$1,077,571	$(2,892,164)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$11,582,152	$12,969,837	$(1,387,685)	$—
Short	11,563,114	8,808,172	2,754,942	—
	23,145,266	21,778,009	1,367,257	—

Forwards
Long	(958,822)	—	(958,822)	—
Short	1,206,622	—	1,206,622	—
	247,800	—	247,800	—

December 31, 2011	$23,393,066	$21,778,009	$1,615,057	$—

The Fund’s volume of trading forward and futures as of the period and year ended March 31, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the quarter ended March 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2012 and 2011.

	For the three months ended	For the three months ended
	March 31, 2012	March 31, 2011
Commodity Industry Sector	profit (loss) from trading, net	proft (loss) from trading, net

Agriculture	$(4,190,707)	$5,005,038
Currencies	(27,034,843)	(1,372,989)
Energy	12,478,657	14,354,574
Interest rates	(7,090,944)	(3,998,706)
Metals	(5,784,147)	2,880,455
Stock indices	23,933,903	5,711,991

Total, net	$(7,688,081)	$22,580,363

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4                  MARKET AND CREDIT RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Winton, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by Winton is sufficient to detect if any such intervention if needed.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Portfolio Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized gain or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.               RELATED PARTY TRANSACTIONS

Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI performs the transfer agent and investor services functions for the Fund.  The agreement with the transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2012 amounted to $57,746, of which $39,993 was payable to the Transfer Agent as of March 31, 2012.

6.               SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financials were able to be issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the period is a useful performance measure for the investors of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2011	$1.6790	$1.7029	$1.6995
2012	$1.7560	$1.7371	$1.7217

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2011	$1.5830	$1.6041	$1.5996
2012	$1.6390	$1.6200	$1.6043

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2011	$1.6925	$1.7187	$1.7175
2012	$1.7969	$1.7798	$1.7662

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2011	$1.7063	$1.7311	$1.7283
2012	$1.7916	$1.7730	$1.7578

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2011	$1.6905	$1.7166	$1.7153
2012	$1.7947	$1.7776	$1.7640

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2011	$1.7540	$1.7834	$1.7827
2012	$1.8769	$1.8594	$1.8460

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.
2012	n/a	n/a	$0.9924

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Fund capital increased 0.96% from $1,119,101,391 to $1,129,888,458.  This increase was attributable to the net loss from operations of   $18,419,330, coupled with the redemption of 24,420,123 Redeemable Units resulting in an outflow of $41,943,737.  The cash outflow was offset with cash inflow of $71,150,134 due to subscriptions of 42,890,198 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statement of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profits (losses) and changes in unrealized profits (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2008.

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

Results of Operations

January 1, 2012 to March 31, 2012

January 1, 2012 to March 31, 2012

The Fund experienced a net trading loss of $7,688,081 before brokerage commissions and related fees in the first quarter of 2012. The Fund’s profits were primarily attributable to the stock indices and energy sectors posting profits. The agriculture, metals, interest rates and currency sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as global stock markets began the year with a rally, suggesting a general sense of optimism over the concerns in Europe. Profits were posted to the Fund in the middle of the quarter due to the Trading program’s long positions in the stock indices. The rally in equity markets that started in the middle of December continued in February, with the S&P 500 Index climbing back to the highs that it made last year. Profits were posted to the Fund at the end of the quarter wherein the S&P 500 continued its ascent.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter. The price of crude oil increased in February which was likely related to speculation over the impact of the EU extending its embargo on Iranian Oil imports, to ban ship insurance on certain Middle Eastern routes. The Fund’s profits were the result of the Trading program having long positions in energies. Profits were posted to the Fund at the end of the quarter. The price of Brent Crude oil did not increase substantially in March, but as a result of gains earlier in the year, it is at levels not seen since 2008.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter due to global volatility in the markets which were offset by profits posted to the Fund at the end of the quarter.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to losses in base metals which continued throughout the quarter.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Government bonds rallied in the second half of January, with U.S. 5 year yields reaching record lows in response to the U.S. Federal Reserve indicating that interest rates would remain low. Losses were posted to the Fund in the middle through the end of the quarter. March saw some significant falls in Government Bonds, with U.S. 10 year notes reaching levels not seen since October last year.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Losses were posted to the Fund in the middle of the quarter due to the Trading program’s short positions in the Euro and long positions in the Japanese yen. Losses were posted to the Fund at the end of the quarter.

January 1, 2011 to March 31, 2011

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

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to volatility in global markets. Profits were posted to the Fund in the middle through the end of the quarter. The Japanese yen marked a post-war high in March with a 4% intraday profit, prompting the G7 (Canada, France, Germany, Italy, Japan, United Kingdom and the United States) to intervene by selling the Japanese yen. Reactions in other global markets were muted by comparison, and the Fund recovered its losses.

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

The Fund, under the direction of Winton, rapidly acquires and liquidates both long and short positions in a wide range of different currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2012 and 2011, the Fund’s average Month-end Net Asset Value was approximately $1,130,877,248 and $927,405,923, respectively.

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,463,987	0.84%	$10,131,151	$8,981,742
Currencies	20,271,130	1.79%	21,700,144	19,238,197
Energy	9,659,304	0.85%	10,340,237	9,167,106
Interest Rates	3,555,430	0.31%	3,806,070	3,374,260
Metals	11,734,527	1.04%	12,561,752	11,136,584
Stock Indices	20,292,861	1.79%	21,723,407	19,258,821

TOTAL	$74,977,239	6.62%	$80,262,761	$71,156,710

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$4,217,968	0.45%	$4,606,342	$3,905,033
Currencies	14,404,141	1.55%	15,730,419	13,335,484
Energy	6,833,342	0.74%	7,462,530	6,326,370
Interest Rates	4,176,856	0.45%	4,561,445	3,866,971
Metals	2,289,174	0.25%	2,499,953	2,119,338
Stock Indices	14,919,630	1.61%	16,293,373	13,812,729

TOTAL	$46,841,111	5.05%	$51,154,062	$43,365,925

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLIB

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

The following were the primary trading risk exposures of the Fund as of March 31, 2012, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations (e.g., Australia). MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Euro Stoxx and NASDAQ equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Swedish Krona and Hong Kong dollar.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 23, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder. The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$8,003,547	4,574,501	$1.7496
Feb-12	3,779,736	2,152,469	1.7560
Mar-12	7,619,589	4,386,385	1.7371
Apr-12	6,205,531	3,604,304	1.7217

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$16,194,269	9,908,388	$1.6344
Feb-12	10,839,158	6,613,275	1.6390
Mar-12	18,232,262	11,254,483	1.6200
Apr-12	16,901,017	10,534,823	1.6043

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,113,997	623,006	$1.7881
Feb-12	—	—	1.7969
Mar-12	1,000,000	561,861	1.7798
Apr-12	—	—	1.7662

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,140,356	638,998	$1.7846
Feb-12	522,242	291,495	1.7916
Mar-12	1,879,978	1,060,337	1.7730
Apr-12	2,618,105	1,489,422	1.7578

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.7859
Feb-12	—	—	1.7947
Mar-12	—	—	1.7776
Apr-12	—	—	1.7640

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.8666
Feb-12	—	—	1.8769
Mar-12	—	—	1.8594
Apr-12	—	—	1.8460

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	825,000	825,000	1.0000
Apr-12	1,075,000	1,083,233	0.9924

(1) Beginning of the month Net Asset Value

                Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions.

(b)         Not applicable.

(c)          Not applicable.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Mine Safety Disclosures

Not applicable.

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

31.01 and 31.02         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02     Are filed herewith.

32.01 and 32.02         Section 1350 Certifications

Exhibit 32.01 and 32.02     Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three  month period ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 11, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)