Form 10-Q
period 2012-06-30
ML Winton FuturesAccess LLC
filed 2012-08-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2012, 697,081,242 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $85,240,632 for 2012 and $79,851,460 for 2011)	$1,146,504,953	$1,139,513,497
Net unrealized profit on open futures contracts	10,537,518	23,291,377
Net unrealized profit on open forwards contracts	2,244,338	1,206,622
Cash	1,277,081	1,033,101
Accrued interest receivable	5,274	—

TOTAL ASSETS	$1,160,569,164	$1,165,044,597

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$13,030	$3,818
Sponsor and Advisory fees payable	3,320,535	17,358,610
Redemptions payable	14,941,034	27,077,760
Net unrealized loss on open futures contracts	16,774,804	146,111
Net unrealized loss on open forwards contracts	1,753,129	958,822
Other liabilities	552,508	398,085

Total liabilities	37,355,040	45,943,206

MEMBERS’ CAPITAL:
Members’ Interest (697,081,242 Units and 653,497,815 Units)	1,123,214,124	1,119,101,391
Total members’ capital	1,123,214,124	1,119,101,391

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,160,569,164	$1,165,044,597

NET ASSET VALUE PER UNIT:
(Based on 697,081,242 and 653,497,815 Units outstanding; unlimited Units authorized)

Class A	$1.6545	$1.7496
Class C	$1.5379	$1.6344
Class D	$1.7037	$1.7881
Class I	$1.6910	$1.7846
Class DS	$1.7016	$1.7859
Class DT	$1.7829	$1.8666
Class M	$0.9573	$—

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

\	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$(31,207,096)	$2,977,701	$(13,687,518)	$37,783,504
Change in unrealized, net	(3,931,484)	(19,158,422)	(29,139,143)	(31,383,862)
Brokerage commissions	(469,917)	(259,784)	(818,051)	(501,944)

Total trading profit (loss), net	(35,608,497)	(16,440,505)	(43,644,712)	5,897,698

INVESTMENT INCOME (LOSS)
Interest, net	(64,237)	2,937	(104,866)	861

EXPENSES:
Management fee	5,742,447	5,015,370	11,463,068	9,709,546
Sponsor fee	4,309,141	3,280,826	8,508,663	6,275,844
Performance fee	—	(3,396,370)	519	16,368
Other	463,772	382,311	885,596	742,936
Total expenses	10,515,360	5,282,137	20,857,846	16,744,694

NET INVESTMENT (LOSS)	(10,579,597)	(5,279,200)	(20,962,712)	(16,743,833)

NET INCOME (LOSS)	$(46,188,094)	$(21,719,705)	$(64,607,424)	$(10,846,135)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	113,592,682	79,946,129	111,424,467	74,839,370
Class C	337,342,549	256,571,400	328,157,058	246,155,649
Class D	97,791,413	91,689,953	95,994,401	88,823,609
Class I	52,808,338	41,383,658	51,845,224	41,312,360
Class DS	75,775,228	108,389,340	80,020,313	109,223,717
Class DT	16,958,236	23,512,215	17,526,790	24,456,474
Class M*	2,872,712	—	2,360,784	—

Net income (loss) per weighted average Unit
Class A	$(0.0671)	$(0.0406)	$(0.0962)	$(0.0265)
Class C	$(0.0676)	$(0.0398)	$(0.0992)	$(0.0287)
Class D	$(0.0646)	$(0.0312)	$(0.0873)	$(0.0080)
Class I	$(0.0679)	$(0.0373)	$(0.0955)	$(0.0170)
Class DS	$(0.0613)	$(0.0296)	$(0.0805)	$(0.0045)
Class DT	$(0.0622)	$(0.0278)	$(0.0812)	$0.0038
Class M*	$(0.0483)	$—	$(0.0615)	$—

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital December 31,2010	Subscriptions	Redemptions	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012
Class A	65,325,934	21,421,685	(2,754,716)	83,992,903	102,409,963	19,341,302	(9,316,140)	112,435,125
Class C	222,514,645	52,625,421	(13,598,358)	261,541,708	302,923,116	61,807,176	(24,828,052)	339,902,240
Class D	81,540,462	12,090,920	(59,677)	93,571,705	93,387,095	7,779,326	(1,758,480)	99,407,941
Class I	40,328,794	5,091,200	(2,504,978)	42,915,016	49,889,508	7,044,389	(4,078,002)	52,855,895
Class DS	107,809,869	5,140,859	(6,845,403)	106,105,325	86,602,313	—	(14,316,104)	72,286,209
Class DT	25,990,209	—	(3,559,538)	22,430,671	18,285,820	—	(2,077,043)	16,208,777
Class M*	—	—	—	—	—	3,985,055	—	3,985,055

Total Members’ Units	543,509,913	96,370,085	(29,322,670)	610,557,328	653,497,815	99,957,248	(56,373,821)	697,081,242

Class A	9,713	—	—	9,713	—	—	—	—
Class C	9,757	—	—	9,757	—	—	—	—

Total Sponsor’s Units	19,470	—	—	19,470	—	—	—	—

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012
Class A	$109,814,969	$36,583,908	$(4,684,309)	$(1,983,852)	$139,730,716	$179,178,644	$33,549,459	$(15,979,024)	$(10,720,292)	$186,028,787
Class C	352,948,772	84,349,314	(21,745,536)	(7,052,416)	408,500,134	495,110,458	99,713,180	(39,546,563)	(32,541,980)	522,735,095
Class D	138,000,547	20,713,739	(102,495)	(710,804)	157,900,987	166,986,022	13,754,879	(2,998,007)	(8,384,154)	169,358,740
Class I	68,871,557	8,831,812	(4,326,354)	(703,611)	72,673,404	89,030,337	12,414,971	(7,115,335)	(4,952,897)	89,377,076
Class DS	182,235,678	8,803,779	(11,720,371)	(487,606)	178,831,480	154,664,303	—	(25,223,035)	(6,440,157)	123,001,111
Class DT	45,566,638	—	(6,333,414)	92,732	39,325,956	34,131,627	—	(3,810,368)	(1,422,767)	28,898,492
Class M*	—	—	—	—	—	—	3,960,000	—	(145,177)	3,814,823

Total Members’ Interest	$897,438,161	$159,282,552	$(48,912,479)	$(10,845,557)	$996,962,677	$1,119,101,391	$163,392,489	$(94,672,332)	$(64,607,424)	$1,123,214,124

Class A	$16,602	$—	$—	$(277)	$16,325	$—	$—	$—	$—	$—
Class C	15,545	—	—	(301)	15,244	—	—	—	—	—

Total Sponsor’s Interest	$32,147	$—	$—	$(578)	$31,569	$—	$—	$—	$—	$—

Total Members’ Capital	$897,470,308	$159,282,552	$(48,912,479)	$(10,846,135)	$996,994,246	$1,119,101,391	$163,392,489	$(94,672,332)	$(64,607,424)	$1,123,214,124

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.7217	$1.6043	$1.7662	$1.7578	$1.7640	$1.8460	$0.9924

Net realized and net change in unrealized trading profit(loss)	(0.0508)	(0.0473)	(0.0523)	(0.0519)	(0.0522)	(0.0547)	(0.0294)
Brokerage commissions	(0.0007)	(0.0006)	(0.0007)	(0.0007)	(0.0007)	(0.0007)	(0.0004)
Interest income	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0156)	(0.0184)	(0.0094)	(0.0141)	(0.0094)	(0.0076)	(0.0052)

Net asset value, end of period	$1.6545	$1.5379	$1.7037	$1.6910	$1.7016	$1.7829	$0.9573

Total Return: (a)

Total return before Performance fees	-3.90%	-4.14%	-3.54%	-3.80%	-3.54%	-3.42%	-3.54%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.90%	-4.14%	-3.54%	-3.80%	-3.54%	-3.42%	-3.54%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%	0.54%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%	0.54%

Net investment income (loss)	-0.92%	-1.17%	-0.54%	-0.82%	-0.54%	-0.42%	-0.54%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012  (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.7496	$1.6344	$1.7881	$1.7846	$1.7859	$1.8666	$1.0000

Net realized and net change in unrealized trading profit(loss)	(0.0622)	(0.0579)	(0.0640)	(0.0636)	(0.0639)	(0.0669)	(0.0351)
Brokerage commissions	(0.0012)	(0.0011)	(0.0012)	(0.0012)	(0.0012)	(0.0013)	(0.0005)
Interest income	(0.0002)	(0.0001)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)
Expenses	(0.0315)	(0.0374)	(0.0190)	(0.0286)	(0.0190)	(0.0153)	(0.0070)

Net asset value, end of period	$1.6545	$1.5379	$1.7037	$1.6910	$1.7016	$1.7829	$0.9573

Total Return: (b)

Total return before Performance fees	-5.43%	-5.91%	-4.72%	-5.25%	-4.72%	-4.48%	-4.27%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-5.43%	-5.91%	-4.72%	-5.25%	-4.72%	-4.48%	-4.27%

Ratios to Average Members’ Capital: (a)

Expenses (excluding Performance fees)	1.82%	2.32%	1.07%	1.62%	1.07%	0.82%	0.72%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.82%	2.32%	1.07%	1.62%	1.07%	0.82%	0.72%

Net investment income (loss)	-1.83%	-2.33%	-1.08%	-1.63%	-1.08%	-0.83%	-0.72%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Winton” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Fund’s primary foreign exchange forward prime broker.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

On March 1, 2012 the Fund opened Class M at $1.00 per Unit.  The Class M Units are for Investors who are subscribing through a managed investment account program at MLPF&S and who satisfy other requirements as determined by the Sponsor from time to time. The Class M Units are not subject to an upfront sales commission and no ongoing compensation is paid to MLFPF&S as selling agent. The Class M Units are not subject to Sponsor’s fees. However, a portion of the asset-based program fee applicable to a Managed Account, including the amounts invested in Class M Units, will be paid to the Managed Account’s Financial Advisor.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,913	$3,523,511	0.31%	(1,575)	$(3,643,101)	-0.32%	$(119,590)	-0.01%	July 2012 - March 2013
Currencies	24,110,930,172	2,870,815	0.26%	(2,446,285,740)	(6,527,303)	-0.58%	(3,656,488)	-0.32%	September 2012
Energy	356	292,151	0.03%	(1,552)	(3,127,926)	-0.28%	(2,835,775)	-0.25%	July 2012 - October 2012
Interest rates	37,157	3,874,526	0.34%	—	—	0.00%	3,874,526	0.34%	August 2012 - September 2014
Metals	789	(4,613,705)	-0.41%	(2,465)	6,443,788	0.57%	1,830,083	0.16%	July 2012 - March 2013
Stock indices	661	479,170	0.04%	(2,441)	(5,318,003)	-0.47%	(4,838,833)	-0.43%	July 2012 - September 2012

Total, net		$6,426,468	0.57%		$(12,172,545)	-1.08%	$(5,746,077)	-0.51%

December 31, 2011

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	455	$(577,480)	-0.05%	(3,058)	$(1,015,492)	-0.09%	$(1,592,972)	-0.14%	January 2012 - May 2012
Currencies	943,881,325	2,270,098	0.20%	(1,141,858,267)	9,785,330	0.87%	12,055,428	1.07%	March 2012
Energy	872	122,997	0.01%	(1,231)	1,091,984	0.10%	1,214,981	0.11%	January 2012 - April 2012
Interest rates	20,132	13,661,028	1.22%	(1,105)	(7,824)	0.00%	13,653,204	1.22%	January 2012 - March 2014
Metals	1,169	(5,765,560)	-0.52%	(1,798)	2,692,665	0.24%	(3,072,895)	-0.28%	January 2012 - November 2012
Stock indices	1,661	912,247	0.08%	(907)	223,073	0.02%	1,135,320	0.10%	January 2012 - March 2012

Total, net		$10,623,330	0.94%		$12,769,736	1.14%	$23,393,066	2.08%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2012 and December 31, 2011.

3.               FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,182,130	$8,795,835	$(4,613,705)	$—
Short	(10,419,416)	(18,493,619)	8,074,203	—
	(6,237,286)	(9,697,784)	3,460,498	—

Forwards
Long	2,244,338	—	2,244,338	—
Short	(1,753,129)	—	(1,753,129)	—
	491,209	—	491,209	—

June 30, 2012	$(5,746,077)	$(9,697,784)	$3,951,707	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$11,582,152	$12,969,837	$(1,387,685)	$—
Short	11,563,114	8,808,172	2,754,942	—
	23,145,266	21,778,009	1,367,257	—

Forwards
Long	(958,822)	—	(958,822)	—
Short	1,206,622	—	1,206,622	—
	247,800	—	247,800	—

December 31, 2011	$23,393,066	$21,778,009	$1,615,057	$—

The Fund’s volume of trading forwards and futures as of the six month period and year ended June 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six months ended June 30, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the Accounting Standards Codification (“ASC”) guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2012 and 2011.

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	proft (loss) from trading, net

Agriculture	$(2,521,861)	$(6,712,568)
Currencies	(10,265,138)	(37,300,963)
Energy	(24,395,552)	(11,916,895)
Interest rates	36,575,758	29,484,814
Metals	2,495,293	(3,288,854)
Stock indices	(37,027,080)	(13,092,195)

Total, net	$(35,138,580)	$(42,826,661)

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(5,642,015)	(636,976)
Currencies	8,568,398	7,197,519
Energy	(9,955,381)	4,397,082
Interest rates	(1,587,314)	(5,586,020)
Metals	(1,431,814)	1,448,641
Stock indices	(6,132,595)	(420,604)

Total, net	$(16,180,721)	6,399,642

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4                  MARKET AND CREDIT RISKS

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Winton, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by Winton is sufficient to detect if any such intervention is needed.

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.               RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and six months ended June 30, 2012 amounted to $57,834 and $115,581, respectively, of which $59,717 was payable to the Registrar and Transfer Agent as of June 30, 2012.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date generally equals the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.6790	$1.7029	$1.6995	$1.7446	$1.7047	$1.6636
2012	$1.7560	$1.7371	$1.7217	$1.7186	$1.7165	$1.6545

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.5830	$1.6041	$1.5996	$1.6407	$1.6018	$1.5619
2012	$1.6390	$1.6200	$1.6043	$1.6001	$1.5968	$1.5379

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.6925	$1.7187	$1.7175	$1.7652	$1.7270	$1.6875
2012	$1.7969	$1.7798	$1.7662	$1.7652	$1.7653	$1.7037

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.7063	$1.7311	$1.7283	$1.7747	$1.7346	$1.6934
2012	$1.7916	$1.7730	$1.7578	$1.7553	$1.7537	$1.6910

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.6905	$1.7166	$1.7153	$1.7631	$1.7249	$1.6854
2012	$1.7947	$1.7776	$1.7640	$1.7631	$1.7631	$1.7016

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.7540	$1.7834	$1.7827	$1.8360	$1.7944	$1.7532
2012	$1.8769	$1.8594	$1.8460	$1.8458	$1.8466	$1.7829

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2012	n/a	n/a	$0.9924	$0.9919	$0.9919	$0.9573

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or six months ended June 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Fund capital increased 0.37% from $1,119,101,391 to $1,123,214,124.  This increase was attributable to the net loss from operations of   $64,607,424, coupled with the redemption of 56,373,821 Redeemable Units resulting in an outflow of $94,672,332.  The cash outflow was offset with cash inflow of $163,392,489 due to subscriptions of 99,957,248 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in commodity trading accounts on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

January 1, 2012 to June 30, 2012

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

April 1, 2012 to June 30, 2012

The Fund experienced a net trading loss of $35,138,580 before brokerage commissions and related fees in the second quarter of 2012. The Fund’s profits were primarily attributable to the interest rate and metals sectors posting profits. The agriculture, currency, energy, and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the trading program’s long positions in fixed income futures. Profits were posted to the Fund in the middle of the quarter due to government bonds. Losses were posted to the Fund at the end of the quarter which the main losses were from bonds.

The metals sector posted profits to the Fund. Profits were posted to the Fund in the middle of the quarter with losses at the beginning and end of the quarter.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter driven by the soya bean complex. Losses were posted to the Fund in the middle through the end of the quarter. There was a notable upward move in corn prices at the end of June, following reports of a bad harvest in the US. Despite the Fund’s corn position being the “wrong way round” the Fund’s long positions in soya beans and soya meal limited corns impact on the bottom line.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning and end of the quarter. Profits were posted to the Fund in the middle of the quarter resulting from the trading program’s positions in the Euro.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter from the trading program’s crude oil positions. Losses were posed to the Fund in the middle through the end of the quarter.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the trading program’s long positions in stock index futures. Losses were posted to the Fund in the middle of the quarter with the market moves resulting in the trading program’s substantial reductions in the positions. Losses were posted to the Fund at the end of the quarter.

January 1, 2011 to June 30, 2011

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

The Fund’s risk exposure in the various market sectors traded by Winton is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are cash settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2012 and 2011, the Fund’s average Month-end Net Asset Value was approximately $1,132,777,412 and $957,454,792, respectively.

	June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,079,026	0.80%	$10,131,151	$7,772,637
Currencies	11,628,819	1.03%	21,700,144	2,669,987
Energy	6,302,882	0.56%	10,340,237	2,634,183
Interest Rates	7,975,988	0.70%	13,626,177	3,374,260
Metals	14,617,576	1.29%	19,236,534	11,136,584
Stock Indices	28,623,415	2.53%	40,619,481	19,258,821

TOTAL	$78,227,706	6.91%	$115,653,724	$46,846,472

	June 30, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$6,775,191	0.71%	$10,077,776	$3,905,033
Currencies	14,134,508	1.48%	15,730,419	12,330,630
Energy	8,946,273	0.93%	11,942,482	6,326,370
Interest Rates	2,312,575	0.24%	4,561,445	398,687
Metals	8,854,266	0.92%	16,650,873	2,119,338
Stock Indices	8,750,969	0.91%	16,293,373	2,296,558

TOTAL	$49,773,782	5.19%	$75,256,368	$27,376,616

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

The following were the primary trading risk exposures of the Fund as of June 30, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Swedish Krona and Hong Kong dollar.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting

PART II - OTHER INFORMATION

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$8,003,547	4,574,501	$1.7496
Feb-12	3,779,736	2,152,469	1.7560
Mar-12	7,619,589	4,386,385	1.7371
Apr-12	6,205,531	3,604,304	1.7217
May-12	3,742,382	2,177,576	1.7186
Jun-12	4,198,674	2,446,067	1.7165
Jul-12	3,618,523	2,187,080	1.6545

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$16,194,269	9,908,388	$1.6344
Feb-12	10,839,158	6,613,275	1.6390
Mar-12	18,232,262	11,254,483	1.6200
Apr-12	16,901,017	10,534,823	1.6043
May-12	13,446,294	8,403,409	1.6001
Jun-12	24,100,180	15,092,798	1.5968
Jul-12	12,935,318	8,411,027	1.5379

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,113,997	623,006	$1.7881
Feb-12	—	—	1.7969
Mar-12	1,000,000	561,861	1.7798
Apr-12	—	—	1.7662
May-12	5,585,000	3,163,947	1.7652
Jun-12	6,055,882	3,430,512	1.7653
Jul-12	1,060,751	622,616	1.7037

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,140,356	638,998	$1.7846
Feb-12	522,242	291,495	1.7916
Mar-12	1,879,978	1,060,337	1.7730
Apr-12	2,618,105	1,489,422	1.7578
May-12	4,237,214	2,413,954	1.7553
Jun-12	2,017,076	1,150,183	1.7537
Jul-12	4,595,361	2,717,541	1.6910

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.7859
Feb-12	—	—	1.7947
Mar-12	—	—	1.7776
Apr-12	—	—	1.7640
May-12	—	—	1.7631
Jun-12	—	—	1.7631
Jul-12	—	—	1.7016

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.8666
Feb-12	—	—	1.8769
Mar-12	—	—	1.8594
Apr-12	—	—	1.8460
May-12	—	—	1.8458
Jun-12	—	—	1.8466
Jul-12	—	—	1.7829

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	825,000	825,000	1.0000
Apr-12	1,075,000	1,083,233	0.9924
May-12	810,000	816,615	0.9919
Jun-12	1,250,000	1,260,207	0.9919
Jul-12	1,040,000	1,086,389	0.9573

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions.

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

31.01 and 31.02                                                                Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02                         Are filed herewith.

32.01 and 32.02                                                                Section 1350 Certifications

Exhibit 32.01 and 32.02                         Are filed herewith.

Exhibit 101               Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)