Form 10-Q
period 2012-09-30
ML Winton FuturesAccess LLC
filed 2012-11-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, 702,469,412 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $103,961,737 for 2012 and $79,851,460 for 2011)	$1,138,171,666	$1,139,513,497
Net unrealized profit on open futures contracts	19,900,431	23,291,377
Net unrealized profit on open forwards contracts	152,550	1,206,622
Cash	1,027,885	1,033,101
Accrued interest receivable	224	—

TOTAL ASSETS	$1,159,252,756	$1,165,044,597

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$10,177	$3,818
Sponsor and Advisory fees payable	3,357,011	17,358,610
Redemptions payable	16,489,889	27,077,760
Net unrealized loss on open futures contracts	8,777,458	146,111
Net unrealized loss on open forwards contracts	536,633	958,822
Other liabilities	707,087	398,085

Total liabilities	29,878,255	45,943,206

MEMBERS’ CAPITAL:
Members’ Interest (702,469,412 Units and 653,497,815 Units)	1,129,374,501	1,119,101,391
Total members’ capital	1,129,374,501	1,119,101,391

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,159,252,756	$1,165,044,597

NET ASSET VALUE PER UNIT:
(Based on 702,469,412 and 653,497,815 Units outstanding; unlimited Units authorized)

Class A	$1.6573	$1.7496
Class C	$1.5367	$1.6344
Class D	$1.7130	$1.7881
Class I	$1.6955	$1.7846
Class DS	$1.7109	$1.7859
Class DT	$1.7949	$1.8666
Class M	$0.9625	$—

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$(3,123,584)	$68,766,429	$(16,811,102)	$106,549,933
Change in unrealized, net	16,484,967	13,885,019	(12,654,176)	(17,498,843)
Brokerage commissions	(371,704)	(301,929)	(1,189,755)	(803,873)

Total trading profit (loss), net	12,989,679	82,349,519	(30,655,033)	88,247,217

INVESTMENT INCOME (LOSS)
Interest, net	(104,159)	41,429	(209,025)	42,290

EXPENSES:
Management fee	5,829,903	5,430,382	17,292,971	15,139,928
Sponsor fee	4,437,487	3,630,795	12,946,150	9,906,639
Performance fee	—	14,225,169	519	14,241,537
Other	475,015	386,270	1,360,611	1,129,206
Total expenses	10,742,405	23,672,616	31,600,251	40,417,310

NET INVESTMENT (LOSS)	(10,846,564)	(23,631,187)	(31,809,276)	(40,375,020)

NET INCOME (LOSS)	$2,143,115	$58,718,332	$(62,464,309)	$47,872,197

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	114,721,063	91,806,732	112,523,332	80,495,158
Class C	349,703,505	273,529,411	335,339,207	255,280,237
Class D	97,779,446	94,268,741	96,589,416	90,638,653
Class I	55,448,241	44,697,911	53,046,230	42,440,877
Class DS	70,062,451	103,534,385	76,701,026	107,327,273
Class DT	15,852,809	21,884,883	16,968,796	23,599,277
Class M*	7,263,511	—	4,461,953	—

Net income (loss) per weighted average Unit
Class A	$0.0026	$0.0929	$(0.0926)	$0.0813
Class C	$(0.0017)	$0.0840	$(0.0988)	$0.0623
Class D	$0.0115	$0.1019	$(0.0752)	$0.0982
Class I	$0.0045	$0.0958	$(0.0886)	$0.0843
Class DS	$0.0131	$0.1043	$(0.0720)	$0.0961
Class DT	$0.0148	$0.1155	$(0.0700)	$0.1111
Class M*	$(0.0137)	$—	$(0.0548)	$—

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31,2010	Subscriptions	Redemptions	September 30, 2011	December 31, 2011	Subscriptions	Redemptions	September 30, 2012
Class A	65,325,934	31,976,802	(3,819,347)	93,483,389	102,409,963	25,182,513	(13,680,165)	113,912,311
Class C	222,514,645	74,788,459	(20,999,482)	276,303,622	302,923,116	79,560,790	(35,818,663)	346,665,243
Class D	81,540,462	13,898,406	(952,865)	94,486,003	93,387,095	11,564,571	(6,862,124)	98,089,542
Class I	40,328,794	8,781,499	(3,072,788)	46,037,505	49,889,508	12,514,420	(7,370,534)	55,033,394
Class DS	107,809,869	5,140,859	(15,347,135)	97,603,593	86,602,313	—	(21,662,665)	64,939,648
Class DT	25,990,209	—	(5,182,404)	20,807,805	18,285,820	—	(3,262,202)	15,023,618
Class M*	—	—	—	—	—	8,805,656	—	8,805,656

Total Members’ Units	543,509,913	134,586,025	(49,374,021)	628,721,917	653,497,815	137,627,950	(88,656,353)	702,469,412

Class A	9,713	—	—	9,713	—	—	—	—
Class C	9,757	—	—	9,757	—	—	—	—

Total Sponsor’s Units	19,470	—	—	19,470	—	—	—	—

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

 (unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2012
Class A	$109,814,969	$54,533,862	$(6,542,164)	$6,546,241	$164,352,908	$179,178,644	$43,411,356	$(23,379,750)	$(10,418,259)	$188,791,991
Class C	352,948,772	119,891,752	(33,822,170)	15,911,791	454,930,145	495,110,458	127,489,262	(56,769,354)	(33,127,371)	532,702,995
Class D	138,000,547	23,936,091	(1,701,302)	8,899,064	169,134,400	166,986,022	20,373,752	(12,074,838)	(7,259,993)	168,024,943
Class I	68,871,557	15,356,726	(5,335,924)	3,579,740	82,472,099	89,030,337	21,813,033	(12,831,844)	(4,701,300)	93,310,226
Class DS	182,235,678	8,803,779	(26,851,561)	10,312,744	174,500,640	154,664,303	—	(38,036,224)	(5,524,617)	111,103,462
Class DT	45,566,638	—	(9,344,833)	2,620,943	38,842,748	34,131,627	—	(5,977,974)	(1,188,236)	26,965,417
Class M*	—	—	—	—	—	—	8,720,000	—	(244,533)	8,475,467

Total Members’ Interest	$897,438,161	$222,522,210	$(83,597,954)	$47,870,523	$1,084,232,940	$1,119,101,391	$221,807,403	$(149,069,984)	$(62,464,309)	$1,129,374,501

Class A	$16,602	$—	$—	$994	$17,596	$—	$—	$—	$—	$—
Class C	15,545	—	—	680	16,225	—	—	—	—	—

Total Sponsor’s Interest	$32,147	$—	$—	$1,674	$33,821	$—	$—	$—	$—	$—

Total Members’ Capital	$897,470,308	$222,522,210	$(83,597,954)	$47,872,197	$1,084,266,761	$1,119,101,391	$221,807,403	$(149,069,984)	$(62,464,309)	$1,129,374,501

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6545	$1.5379	$1.7037	$1.6910	$1.7016	$1.7829	$0.9573

Net realized and net change in unrealized trading profit(loss)	0.0190	0.0178	0.0195	0.0194	0.0195	0.0203	0.0109
Brokerage commissions	(0.0005)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)
Interest income	(0.0002)	(0.0001)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)
Expenses	(0.0155)	(0.0184)	(0.0094)	(0.0141)	(0.0094)	(0.0075)	(0.0053)

Net asset value, end of period	$1.6573	$1.5367	$1.7130	$1.6955	$1.7109	$1.7949	$0.9625

Total Return: (a)

Total return before Performance fees	0.17%	-0.08%	0.55%	0.27%	0.55%	0.67%	0.55%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.17%	-0.08%	0.55%	0.27%	0.55%	0.67%	0.55%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.92%	1.17%	0.54%	0.82%	0.54%	0.42%	0.54%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.92%	1.17%	0.54%	0.82%	0.54%	0.42%	0.54%

Net investment income (loss)	-0.93%	-1.18%	-0.55%	-0.83%	-0.55%	-0.43%	-0.55%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.7496	$1.6344	$1.7881	$1.7846	$1.7859	$1.8666	$1.0000

Net realized and net change in unrealized trading profit(loss)	(0.0432)	(0.0401)	(0.0445)	(0.0442)	(0.0445)	(0.0466)	(0.0241)
Brokerage commissions	(0.0018)	(0.0016)	(0.0018)	(0.0018)	(0.0018)	(0.0019)	(0.0008)
Interest income	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Expenses	(0.0470)	(0.0557)	(0.0285)	(0.0428)	(0.0284)	(0.0229)	(0.0124)

Net asset value, end of period	$1.6573	$1.5367	$1.7130	$1.6955	$1.7109	$1.7949	$0.9625

Total Return: (b)

Total return before Performance fees	-5.27%	-5.98%	-4.20%	-4.99%	-4.20%	-3.84%	-3.75%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-5.27%	-5.98%	-4.20%	-4.99%	-4.20%	-3.84%	-3.75%

Ratios to Average Members’ Capital: (a)

Expenses (excluding Performance fees)	2.74%	3.49%	1.62%	2.44%	1.62%	1.24%	1.26%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.74%	3.49%	1.62%	2.44%	1.62%	1.24%	1.26%

Net investment income (loss)	-2.76%	-3.51%	-1.63%	-2.46%	-1.63%	-1.26%	-1.27%

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

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive futures clearing broker for the Fund. The Sponsor may select other parties as futures clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”). MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Effective September 30, 2012, the Sponsor adopted an Amendment to the Fund’s Operating Agreement (the “Amendment”).  The Amendment revised the Fund’s Operating Agreement with respect to the following, among other things:

I.                     Providing that an investor will be entitled to redeem all or part of such investor’s Units effective as of (a) the 15th calendar day of each month and/or (b) the last calendar day of each month (each, a redemption date), upon providing oral or written notice by the “Subscription/Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month; provided that the Sponsor, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

II.                Providing that the Sponsor may admit new investors as of the 1st and 16th calendar day of each month, or as of such other times as the Sponsor may deem appropriate.

III.           Providing that operating expenses will be allocated among the Units pro rata based on their respective Net Asset Values as of the beginning of the relevant accounting period.

IV.            Permitting the Sponsor to adjust the allocation and other provisions of the Operating Agreement as to reflect the ability of investors to subscribe and redeem on a semi-monthly basis.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	4,212	$(1,759,423)	-0.16%	(661)	$304,340	0.03%	$(1,455,083)	-0.13%	October 2012 - April 2013
Currencies	39,865,775,129	728,197	0.06%	(2,368,194,373)	(127,077)	-0.01%	601,120	0.05%	December 2012
Energy	763	582,452	0.05%	(641)	(1,339,180)	-0.12%	(756,728)	-0.07%	October 2012 - January 2013
Interest rates	39,857	24,113,156	2.14%	(155)	(37,096)	0.00%	24,076,060	2.14%	November 2012 - December 2014
Metals	1,226	2,906,616	0.26%	(1,059)	(6,865,922)	-0.61%	(3,959,306)	-0.35%	November 2012 - May 2013
Stock indices	7,266	(7,646,704)	-0.68%	(298)	(120,469)	-0.01%	(7,767,173)	-0.69%	October 2012 - December 2012

Total, net		$18,924,294	1.67%		$(8,185,404)	-0.72%	$10,738,890	0.95%

December 31, 2011

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	455	$(577,480)	-0.05%	(3,058)	$(1,015,492)	-0.09%	$(1,592,972)	-0.14%	January 2012 - May 2012
Currencies	943,881,325	2,270,098	0.20%	(1,141,858,267)	9,785,330	0.87%	12,055,428	1.07%	March 2012
Energy	872	122,997	0.01%	(1,231)	1,091,984	0.10%	1,214,981	0.11%	January 2012 - April 2012
Interest rates	20,132	13,661,028	1.22%	(1,105)	(7,824)	0.00%	13,653,204	1.22%	January 2012 - March 2014
Metals	1,169	(5,765,560)	-0.52%	(1,798)	2,692,665	0.24%	(3,072,895)	-0.28%	January 2012 - November 2012
Stock indices	1,661	912,247	0.08%	(907)	223,073	0.02%	1,135,320	0.10%	January 2012 - March 2012

Total, net		$10,623,330	0.94%		$12,769,736	1.14%	$23,393,066	2.08%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2012 and December 31, 2011.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$18,771,744	$16,888,715	$1,883,029	$—
Short	(7,648,771)	(783,649)	(6,865,122)	—
	11,122,973	16,105,066	(4,982,093)	—

Forwards
Long	152,550	—	152,550	—
Short	(536,633)	—	(536,633)	—
	(384,083)	—	(384,083)	—

September 30, 2012	$10,738,890	$16,105,066	$(5,366,176)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$11,582,152	$12,969,837	$(1,387,685)	$—
Short	11,563,114	8,808,172	2,754,942	—
	23,145,266	21,778,009	1,367,257	—

Forwards
Long	(958,822)	—	(958,822)	—
Short	1,206,622	—	1,206,622	—
	247,800	—	247,800	—

December 31, 2011	$23,393,066	$21,778,009	$1,615,057	$—

The Fund’s volume of trading forwards and futures as of the nine month period and year ended September 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2012.

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

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2012 and 2011.

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	proft (loss) from trading, net

Agriculture	$3,736,021	$(2,976,547)
Currencies	(3,788,081)	(41,089,045)
Energy	(6,784,743)	(18,701,638)
Interest rates	25,850,817	55,335,632
Metals	(9,004,835)	(12,293,689)
Stock indices	3,352,204	(9,739,991)

Total, net	$13,361,383	$(29,465,278)

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$72,261	(564,716)
Currencies	(17,119,288)	(9,921,767)
Energy	(1,117,036)	3,280,046
Interest rates	92,947,143	87,361,123
Metals	21,084,452	22,533,092
Stock indices	(13,216,084)	(13,636,688)

Total, net	$82,651,448	89,051,090

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and nine months ended September 30, 2012 amounted to $55,317 and $170,897, respectively, of which $59,035 was payable to the Registrar and Transfer Agent as of September 30, 2012.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.6790	$1.7029	$1.6995	$1.7446	$1.7047	$1.6636	$1.7315	$1.7576	$1.7581
2012	$1.7560	$1.7371	$1.7217	$1.7186	$1.7165	$1.6545	$1.7251	$1.7004	$1.6573

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.5830	$1.6041	$1.5996	$1.6407	$1.6018	$1.5619	$1.6243	$1.6474	$1.6465
2012	$1.6390	$1.6200	$1.6043	$1.6001	$1.5968	$1.5379	$1.6021	$1.5779	$1.5367

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.6925	$1.7187	$1.7175	$1.7652	$1.7270	$1.6875	$1.7585	$1.7873	$1.7900
2012	$1.7969	$1.7798	$1.7662	$1.7652	$1.7653	$1.7037	$1.7785	$1.7553	$1.7130

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.7063	$1.7311	$1.7283	$1.7747	$1.7346	$1.6934	$1.7631	$1.7903	$1.7914
2012	$1.7916	$1.7730	$1.7578	$1.7553	$1.7537	$1.6910	$1.7636	$1.7390	$1.6955

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.6905	$1.7166	$1.7153	$1.7631	$1.7249	$1.6854	$1.7564	$1.7851	$1.7878
2012	$1.7947	$1.7776	$1.7640	$1.7631	$1.7631	$1.7016	$1.7763	$1.7532	$1.7109

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.7540	$1.7834	$1.7827	$1.8360	$1.7944	$1.7532	$1.8305	$1.8630	$1.8667
2012	$1.8769	$1.8594	$1.8460	$1.8458	$1.8466	$1.7829	$1.8620	$1.8385	$1.7949

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul	Aug	Sep
2012	n/a	n/a	$0.9924	$0.9919	$0.9919	$0.9573	$0.9993	$0.9863	$0.9625

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or nine months ended September 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Fund capital increased 0.92% from $1,119,101,391 to $1,129,374,501.  This increase was attributable to the net loss from operations of  $62,464,309, coupled with the redemption of 88,656,353 Redeemable Units resulting in an outflow of $149,069,984.  The cash outflow was offset with cash inflow of $221,807,403 due to subscriptions of 137,627,950 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-

than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

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

January 1, 2012 to September 30, 2012

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

July 1, 2012 to September 30, 2012

The Fund experienced a net trading profit of $13,361,383 before brokerage commissions and related fees in the third quarter of 2012. The Fund’s profits were primarily attributable to the interest rate, agriculture and the stock indices sectors posting profits. The currency, energy and metals sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter. Losses were posted to the Fund at the end of the quarter due to market volatility.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter. The U.S. Midwest continued to experience a heat wave.  This has led to worsening reports of the quality of this year’s corn harvest, with the consequence of substantial rises in grain prices.  This and other market movements resulted in profits posted to the Fund. Losses were posted to the Fund at the end of the quarter due to the drops in the prices of corn and soybeans, in a reversal of the moves that had caused the trading program to hold long positions.

The stock indices sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. The continued grey clouds over the European economy led Spanish and Italian regulators to reintroduce short selling bans on their domestic equity markets, with the effect that the trading program was no longer able to take new short positions in the related futures markets. Profits were posted to the Fund in the middle of the quarter. Global stock indices continued their rally in July as an air of summer optimism descended on the markets. Profits were posted to the Fund at the end of the quarter as long positions in stock indices benefited from the upward movements during the month of September and provided some welcome diversification to the Fund.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter.  Losses were posted to the Fund in the middle of the quarter resulting from the trading program’s positions in the Euro. Losses were posted to the Fund at the end of the quarter as a result of the trading program’s short position in the Euro.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning and end of the quarter with profits posted to the Fund in the middle of the quarter due to market volatility.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Losses were posted to the Fund in the middle through the end of the quarter. There was a decent rally in aluminum in August to the detriment of the trading program’s short position.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2012 and 2011, the Fund’s average Month-end Net Asset Value was approximately $1,138,453,158 and $990,992,000, respectively.

	September 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$7,053,653	0.62%	$10,131,151	$2,551,027
Currencies	10,943,679	0.96%	21,700,144	2,669,987
Energy	5,760,194	0.51%	10,340,237	2,634,183
Interest Rates	20,458,639	1.80%	50,735,782	3,374,260
Metals	14,084,273	1.24%	19,236,534	11,058,755
Stock Indices	21,277,106	1.87%	40,619,481	5,593,646

TOTAL	$79,577,544	7.00%	$152,763,329	$27,881,858

	September 30, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$5,780,283	0.58%	$10,077,776	$2,875,134
Currencies	10,455,878	1.06%	15,730,419	2,350,355
Energy	9,401,948	0.95%	12,719,515	6,326,370
Interest Rates	6,090,586	0.61%	16,830,528	398,687
Metals	10,455,108	1.06%	16,843,085	2,119,338
Stock Indices	9,513,176	0.96%	16,293,373	2,296,558

TOTAL	$51,696,979	5.22%	$88,494,696	$16,366,442

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Winton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of September 30, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Swedish Krona and Hong Kong dollar.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$8,003,547	4,574,501	$1.7496
Feb-12	3,779,736	2,152,469	1.7560
Mar-12	7,619,589	4,386,385	1.7371
Apr-12	6,205,531	3,604,304	1.7217
May-12	3,742,382	2,177,576	1.7186
Jun-12	4,198,674	2,446,067	1.7165
Jul-12	3,618,523	2,187,080	1.6545
Aug-12	2,087,577	1,210,119	1.7251
Sep-12	4,155,797	2,444,012	1.7004
Oct-12	1,678,017	1,012,501	1.6573

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$16,194,269	9,908,388	$1.6344
Feb-12	10,839,158	6,613,275	1.6390
Mar-12	18,232,262	11,254,483	1.6200
Apr-12	16,901,017	10,534,823	1.6043
May-12	13,446,294	8,403,409	1.6001
Jun-12	24,100,180	15,092,798	1.5968
Jul-12	12,935,318	8,411,027	1.5379
Aug-12	6,560,292	4,094,808	1.6021
Sep-12	8,280,472	5,247,779	1.5779
Oct-12	7,160,762	4,659,831	1.5367

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,113,997	623,006	$1.7881
Feb-12	—	—	1.7969
Mar-12	1,000,000	561,861	1.7798
Apr-12	—	—	1.7662
May-12	5,585,000	3,163,947	1.7652
Jun-12	6,055,882	3,430,512	1.7653
Jul-12	1,060,751	622,616	1.7037
Aug-12	518,121	291,325	1.7785
Sep-12	5,040,001	2,871,304	1.7553
Oct-12	1,492,500	871,279	1.7130

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,140,356	638,998	$1.7846
Feb-12	522,242	291,495	1.7916
Mar-12	1,879,978	1,060,337	1.7730
Apr-12	2,618,105	1,489,422	1.7578
May-12	4,237,214	2,413,954	1.7553
Jun-12	2,017,076	1,150,183	1.7537
Jul-12	4,595,361	2,717,541	1.6910
Aug-12	1,155,705	655,310	1.7636
Sep-12	3,646,996	2,097,180	1.7390
Oct-12	1,259,845	743,052	1.6955

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.7859
Feb-12	—	—	1.7947
Mar-12	—	—	1.7776
Apr-12	—	—	1.7640
May-12	—	—	1.7631
Jun-12	—	—	1.7631
Jul-12	—	—	1.7016
Aug-12	—	—	1.7763
Sep-12	—	—	1.7532
Oct-12	—	—	1.7109

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.8666
Feb-12	—	—	1.8769
Mar-12	—	—	1.8594
Apr-12	—	—	1.8460
May-12	—	—	1.8458
Jun-12	—	—	1.8466
Jul-12	—	—	1.7829
Aug-12	—	—	1.8620
Sep-12	—	—	1.8385
Oct-12	—	—	1.7949

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	825,000	825,000	1.0000
Apr-12	1,075,000	1,083,233	0.9924
May-12	810,000	816,615	0.9919
Jun-12	1,250,000	1,260,207	0.9919
Jul-12	1,040,000	1,086,389	0.9573
Aug-12	2,840,000	2,841,989	0.9993
Sep-12	880,000	892,223	0.9863
Oct-12	210,000	218,182	0.9625

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)