Form 10-Q
period 2013-03-31
ML Winton FuturesAccess LLC
filed 2013-05-15
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, 683,038,466 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $84,683,032 for 2013 and $88,048,482 for 2012)	$1,110,774,704	$1,094,747,864
Net unrealized profit on open futures contracts	12,099,047	13,181,192
Net unrealized profit on open forwards contracts	1,514,353	2,787,207
Cash	747,289	872,010
Accrued interest receivable	2,831	646

TOTAL ASSETS	$1,125,138,224	$1,111,588,919

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$7,449	$5,975
Sponsor and Advisory fees payable	3,257,326	3,208,763
Redemptions payable	9,738,020	10,403,455
Net unrealized loss on open futures contracts	1,431,641	3,495,313
Net unrealized loss on open forwards contracts	2,482,417	1,636,300
Other liabilities	586,216	451,936

Total liabilities	17,503,069	19,201,742

MEMBERS’ CAPITAL:
Members’ Interest (683,038,466 Units and 695,939,035 Units)	1,107,635,155	1,092,387,177
Total members’ capital	1,107,635,155	1,092,387,177

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,125,138,224	$1,111,588,919

NET ASSET VALUE PER UNIT:
(Based on 683,038,466 and 695,939,035 Units outstanding; unlimited Units authorized)

Class A	$1.7080	$1.6478
Class C	$1.5757	$1.5240
Class D	$1.7786	$1.7095
Class I	$1.7508	$1.6874
Class DS	$1.7764	$1.7074
Class DT	$1.8680	$1.7935
Class M	$0.9994	$0.9606

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012

TRADING PROFIT (LOSS):
Realized, net	$51,743,142	$17,519,578
Change in unrealized, net	(1,137,444)	(25,207,659)
Brokerage commissions	(392,989)	(348,134)

Total trading profit (loss), net	50,212,709	(8,036,215)

INVESTMENT INCOME (EXPENSE):
Interest, net	(39,776)	(40,629)

EXPENSES:
Management fee	5,552,817	5,720,621
Sponsor fee	4,150,121	4,199,522
Performance fee	4,173	519
Other	609,071	421,824
Total expenses	10,316,182	10,342,486

NET INVESTMENT INCOME (LOSS)	(10,355,958)	(10,383,115)

NET INCOME (LOSS)	$39,856,751	$(18,419,330)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	103,580,923	109,256,252
Class C	333,035,619	318,971,567
Class D	102,003,876	94,197,388
Class I	51,480,242	50,882,109
Class DS	50,878,270	84,265,399
Class DT	12,837,261	18,095,345
Class M	40,250,823	825,000

Net income (loss) per weighted average Unit
Class A	$0.0605	$(0.0283)
Class C	$0.0519	$(0.0305)
Class D	$0.0687	$(0.0220)
Class I	$0.0633	$(0.0268)
Class DS	$0.0695	$(0.0213)
Class DT	$0.0741	$(0.0203)
Class M	$0.0387	$(0.0076)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31,2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013
Class A	102,409,963	11,113,355	(3,258,796)	110,264,522	105,821,750	1,965,546	(7,867,229)	99,920,067
Class C	302,923,116	27,776,146	(8,300,320)	322,398,942	334,741,567	9,790,858	(18,023,544)	326,508,881
Class D	93,387,095	1,184,867	(33,351)	94,538,611	99,225,678	4,348,685	(159,387)	103,414,976
Class I	49,889,508	1,990,830	(1,781,009)	50,099,329	50,667,859	2,168,375	(1,486,667)	51,349,567
Class DS	86,602,313	—	(9,972,647)	76,629,666	54,128,029	—	(7,107,298)	47,020,731
Class DT	18,285,820	—	(1,074,000)	17,211,820	13,202,221	—	(1,305,031)	11,897,190
Class M*	—	825,000	—	825,000	38,151,931	5,369,586	(594,463)	42,927,054

Total Members’ Units	653,497,815	42,890,198	(24,420,123)	671,967,890	695,939,035	23,643,050	(36,543,619)	683,038,466

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2013
Class A	$179,178,644	$19,402,872	$(5,641,582)	$(3,097,007)	$189,842,927	$174,373,801	$3,310,990	$(13,285,414)	$6,263,051	$170,662,428
Class C	495,110,458	45,265,689	(13,417,495)	(9,721,279)	517,237,373	510,141,341	15,169,807	(28,114,719)	17,283,115	514,479,544
Class D	166,986,022	2,113,997	(58,905)	(2,067,889)	166,973,225	169,628,029	7,581,429	(278,640)	7,004,412	183,935,230
Class I	89,030,337	3,542,576	(3,140,361)	(1,366,046)	88,066,506	85,499,452	3,718,799	(2,575,029)	3,261,186	89,904,408
Class DS	154,664,303	—	(17,693,973)	(1,793,690)	135,176,640	92,418,972	—	(12,427,529)	3,537,285	83,528,728
Class DT	34,131,627	—	(1,991,421)	(367,133)	31,773,073	23,677,969	—	(2,406,045)	951,709	22,223,633
Class M	—	825,000	—	(6,286)	818,714	36,647,613	5,290,734	(593,156)	1,555,993	42,901,184

Total Members’ Interest	$1,119,101,391	$71,150,134	$(41,943,737)	$(18,419,330)	$1,129,888,458	$1,092,387,177	$35,071,759	$(59,680,532)	$39,856,751	$1,107,635,155

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6478	$1.5240	$1.7095	$1.6874	$1.7074	$1.7935	$0.9606

Net realized and net change in unrealized trading profit (loss)	0.0766	0.0707	0.0795	0.0784	0.0794	0.0835	0.0447
Brokerage commissions	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0007)	(0.0003)
Interest income, net (c)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0000)
Expenses	(0.0157)	(0.0183)	(0.0097)	(0.0143)	(0.0097)	(0.0082)	(0.0056)

Net asset value, end of period	$1.7080	$1.5757	$1.7786	$1.7508	$1.7764	$1.8680	$0.9994

Total Return: (a)

Total return before Performance fees	3.65%	3.39%	4.04%	3.76%	4.04%	4.17%	4.04%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.02%	0.00%
Total return after Performance fees	3.65%	3.39%	4.04%	3.76%	4.04%	4.15%	4.04%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.94%	1.19%	0.57%	0.84%	0.57%	0.44%	0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.57%	0.84%	0.57%	0.46%	0.57%

Net investment income (loss)	-0.94%	-1.19%	-0.56%	-0.84%	-0.56%	-0.45%	-0.56%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.7496	$1.6344	$1.7881	$1.7846	$1.7859	$1.8666	$1.0000

Net realized and net change in unrealized trading profit(loss)	(0.0114)	(0.0107)	(0.0117)	(0.0117)	(0.0117)	(0.0123)	(0.0057)
Brokerage commissions	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0006)	(0.0001)
Interest income, net	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0000)
Expenses	(0.0159)	(0.0188)	(0.0096)	(0.0145)	(0.0096)	(0.0076)	(0.0018)

Net asset value, end of period	$1.7217	$1.6043	$1.7662	$1.7578	$1.7640	$1.8460	$0.9924

Total Return: (a)

Total return before Performance fees	-1.60%	-1.84%	-1.23%	-1.50%	-1.23%	-1.10%	-0.76%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.60%	-1.84%	-1.23%	-1.50%	-1.23%	-1.10%	-0.76%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%	0.18%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%	0.18%

Net investment income (loss)	-0.92%	-1.17%	-0.54%	-0.82%	-0.54%	-0.41%	-0.18%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

* Units issued on March 1, 2012

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Winton Capital Management (“Winton” or Trading Advisor) is the trading advisor of the Fund.  The Trading Advisor trades the Winton Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”). MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms vary among FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	584	$258,147	0.02%	(3,181)	$4,318,621	0.39%	$4,576,768	0.41%	April 2013 - September 2013
Currencies*	121,038,379,048	(644,063)	-0.06%	(5,046,119,153)	(6,283,336)	-0.57%	(6,927,399)	-0.63%	April 2013 - June 2013
Energy	875	2,486,039	0.22%	(263)	(576,040)	-0.05%	1,909,999	0.17%	April 2013 - June 2013
Interest rates	25,916	8,590,575	0.78%	(1,453)	(310,095)	-0.03%	8,280,480	0.75%	May 2013 - March 2016
Metals	455	(2,135,543)	-0.19%	(1,085)	2,372,122	0.21%	236,579	0.02%	May 2013 - July 2013
Stock indices	10,330	1,628,794	0.15%	(132)	(5,879)	0.00%	1,622,915	0.15%	April 2013 - June 2013

Total, net		$10,183,949	0.92%		$(484,607)	-0.05%	$9,699,342	0.87%

December 31, 2012

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	699	$(1,095,039)	-0.10%	(1,992)	$159,061	0.01%	$(935,978)	-0.09%	January 2013 - May 2013
Currencies*	175,546,648,534	2,112,802	0.19%	(103,642,974,614)	11,244,362	1.03%	13,357,164	1.22%	January 2013 - May 2013
Energy	191	455,395	0.04%	(760)	(1,295,491)	-0.12%	(840,096)	-0.08%	January 2013 - March 2013
Interest rates	23,739	3,139,701	0.29%	(491)	(93,348)	-0.01%	3,046,353	0.28%	January 2013 - December 2015
Metals	1,133	(4,627,214)	-0.42%	(581)	(2,550,129)	-0.23%	(7,177,343)	-0.65%	January 2013 - May 2013
Stock indices	9,645	3,400,966	0.31%	(42)	(14,280)	0.00%	3,386,686	0.31%	January 2013 - March 2013

Total, net		$3,386,611	0.31%		$7,450,175	0.68%	$10,836,786	0.99%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2013 and December 31, 2012.

With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

3.              FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading account on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding period/year is reported in the respective Statements of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

The independent pricing sources obtain market quotations and actual transaction prices for investments that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of investments that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like investments, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss) on open contracts

	Total	Level I	Level II	Level III

Futures
Long	$12,666,366	$14,822,994	$(2,156,628)	$—
Short	(1,998,960)	(3,454,189)	1,455,229	—
	$10,667,406	$11,368,805	$(701,399)	$—

Forwards
Long	$(2,482,417)	$—	$(2,482,417)	$—
Short	1,514,353	—	1,514,353	—
	$(968,064)	$—	$(968,064)	$—

March 31, 2013	$9,699,342	$11,368,805	$(1,669,463)	$—

Net unrealized profit (loss) on open contracts

	Total	Level I	Level II	Level III

Futures
Long	$599,404	$1,681,353	$(1,081,949)	$—
Short	9,086,475	11,474,717	(2,388,242)	—
	$9,685,879	$13,156,070	$(3,470,191)	$—

Forwards
Long	$2,787,207	$—	$2,787,207	$—
Short	(1,636,300)	—	(1,636,300)	—
	$1,150,907	$—	$1,150,907	$—

December 31, 2012	$10,836,786	$13,156,070	$(2,319,284)	$—

The Fund’s volume of trading forwards and futures as of the three month period and year ended March 31, 2013 and December 31, 2012, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three month periods ended March 31, 2013 or the year ended December 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivatives and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition.  The Fund maintains initial and variation margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts such broker determine, for open futures in the case of forwards, currency contracts.  At March 31, 2013, the initial and variation margin deposits and cash collateral are used to satisfy the margin requirements on open contracts and are presented on the Statement of Financial Condition as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for the each three month periods ended March 31, 2013 and 2012.

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$4,720,422	$(4,190,707)
Currencies	11,267,194	(27,034,843)
Energy	(124,861)	12,478,657
Interest rates	(5,358,930)	(7,090,944)
Metals	(2,694,086)	(5,784,147)
Stock indices	42,795,959	23,933,903

Total, net	$50,605,698	$(7,688,081)

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Winton, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Winton.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

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

5.              RELATED PARTY TRANSACTIONS

The Fund has a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. During the quarter ended March 31, 2013, the rate was 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets.  The Registrar and Transfer Agent fee allocated to the Fund for the periods ended March 31, 2013 and 2012 amounted to $55,421 and $57,746, respectively, of which $39,603 and $38,237 was payable to the Registrar and Transfer Agent as of March 31, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of as of  (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.7560	n/a	$1.7371	n/a	$1.7217
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.6390	n/a	$1.6200	n/a	$1.6043
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.7969	n/a	$1.7798	n/a	$1.7662
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.7916	n/a	$1.7730	n/a	$1.7578
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.7947	n/a	$1.7776	n/a	$1.7640
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.8769	n/a	$1.8594	n/a	$1.8460
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	n/a	n/a	n/a	0.9924	0.9924
2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994

Liquidity and Capital Resources

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

For the three months ended March 31, 2013, Fund capital increased 1.40% from $1,092,387,177 to $1,107,635,155.  This increase was attributable to the net income from operations of $39,856,751 coupled with the redemption of 36,543,619 Redeemable Units resulting in an outflow of $59,680,532.  The cash outflow was offset with cash inflow of $35,071,759 due to subscriptions of 23,643,050 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The Fund experienced a net trading profit of $50,605,698 before brokerage commissions and related fees in the first quarter of 2013. The Fund’s profits were primarily attributable to the stock indices, currency and the agriculture sectors posting profits. The energy, metals and interest rate sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the markets in Europe and Japan rising along with the U.S. markets. Losses were posted to the Fund in the middle of the quarter. February was a turbulent month for asset prices with plenty of impacting events. These included a UK downgrade, the Bank of Japan searching for a new governor and the U.S.  Federal Open Market Committee (FOMC) discussing how they will unwind their quantitative easing. These events interrupted the January stock market rally which left the value of the Fund’s equity positions down in February. Profits were posed to the Fund at the end of the quarter. Despite the “sequestration” U.S. budget cuts coming into effect at the beginning of March, U.S. equity markets resumed their rally.  Promising employment data complemented the sanguine market mood, pushing the Dow Jones higher and producing strong returns for the Fund’s equity index.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. In Asia, the new Japanese government initiating a yen stimulus package helped the Trading Program’s short position in the Japanese yen. Long euro positions produced profits for the Fund. Losses were posted to the Fund in the middle of the quarter. The strong upward moves in the U.S. dollar left the value of the Trading Program’s currency positions down in February. Profits were posted to the Fund at the end of the quarter. Governor Kuroda used his first press conference as leader of the Bank of Japan to reiterate his strong desire to end deflation and set a target of achieving 2% inflation within two years.  This contributed to the Trading Program’s profits in the Japanese yen.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter which was reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the quarter. More rain in the U.S., most notably over the plains, reduced concerns of drought conditions worsening. This weather contributed to crop prices falling, benefitting the Trading Program’s short wheat and corn positions. Profits were posted to the Fund at the end of the quarter.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Energy prices increased during January with a negative impact on the Trading Program’s short oil and natural gas positions. Losses were posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter. Extended cold weather eroded natural gas storage levels, pushing prices significantly higher resulting in the energy sector posting profits.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter. Position liquidation and interrupted demand contributed to market falls with the result that the Trading Program’s silver holding positions incurred losses. Profits were posted to the Fund at the end of the quarter.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. There were indications of early repayments of European Central Bank loans. A consequence of positive sentiment was increased focus on if, and when, monetary policy will slow and liquidity removal will start. This attention pushed interest rates higher and reduced the value of Trading Program’s fixed income positions, particularly in Europe. Profits were posted to the Fund in the middle of the quarter with higher moves in bond and fixed income prices. Profits were posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2013 and 2012, the Fund’s average Month-end Net Asset Value was approximately $1,103,123,864 and $1,130,877,248, respectively.

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$14,129,313	1.28%	$15,231,197	$13,123,828
Currencies	21,386,137	1.94%	23,053,950	19,864,235
Energy	5,896,513	0.53%	6,356,357	5,476,900
Interest Rates	25,563,343	2.32%	27,556,919	23,744,179
Metals	730,362	0.07%	787,320	678,387
Stock Indices	5,010,236	0.45%	5,400,963	4,653,692

TOTAL	$72,715,904	6.59%	$78,386,706	$67,541,221

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,463,987	0.84%	$10,131,151	$8,981,742
Currencies	20,271,130	1.79%	21,700,144	19,238,197
Energy	9,659,304	0.85%	10,340,237	9,167,106
Interest Rates	3,555,430	0.31%	3,806,070	3,374,260
Metals	11,734,527	1.04%	12,561,752	11,136,584
Stock Indices	20,292,861	1.79%	21,723,407	19,258,821

TOTAL	$74,977,239	6.62%	$80,262,761	$71,156,710

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

The following were the primary trading risk exposures of the Fund as of March 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2013.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder. The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$322,987	196,011	$1.6478
1/16/2013	479,700	287,332	1.6695
2/01/2013	687,764	408,654	1.6830
2/16/2013	202,215	120,187	1.6825
3/01/2013	665,222	397,812	1.6722
3/16/2013	953,101	555,550	1.7156
4/01/2013	609,655	356,941	1.7080

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$2,310,281	1,515,932	$1.5240
1/16/2013	1,756,726	1,138,218	1.5434
2/01/2013	3,752,324	2,412,760	1.5552
2/16/2013	4,874,741	3,136,495	1.5542
3/01/2013	1,482,729	960,317	1.5440
3/16/2013	993,006	627,135	1.5834
4/01/2013	1,920,572	1,218,869	1.5757

CLASS D	1965547

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$635,000	371,454	$1.7095
1/16/2013	250,000	144,250	1.7331
2/01/2013	5,848,429	3,345,401	1.7482
2/16/2013	—	—	1.7488
3/01/2013	848,000	487,580	1.7392
3/16/2013	—	—	1.7854
4/01/2013	—	—	1.7786

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$898,000	532,180	$1.6874
1/16/2013	400,000	233,918	1.7100
2/01/2013	137,000	79,466	1.7240
2/16/2013	1,196,000	693,776	1.7239
3/01/2013	699,000	407,913	1.7136
3/16/2013	388,799	221,122	1.7583
4/01/2013	10,000	5,712	1.7508

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.7074
1/16/2013	—	—	1.7310
2/01/2013	—	—	1.7460
2/16/2013	—	—	1.7467
3/01/2013	—	—	1.7371
3/16/2013	—	—	1.7832
4/01/2013	—	—	1.7764

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.7935
1/16/2013	—	—	1.8186
2/01/2013	—	—	1.8348
2/16/2013	—	—	1.8359
3/01/2013	—	—	1.8262
3/16/2013	—	—	1.8737
4/01/2013	—	—	1.8680

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$450,000	468,457	$0.9606
1/16/2013	—	—	0.9738
2/01/2013	765,000	778,784	0.9823
2/16/2013	1,050,000	1,068,485	0.9827
3/01/2013	1,430,000	1,463,215	0.9773
3/16/2013	1,595,734	1,590,645	1.0032
4/01/2013	772,000	772,463	0.9994

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to any sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02      Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)