Form 10-Q
period 2013-06-30
ML Winton FuturesAccess LLC
filed 2013-08-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, 711,999,055 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $59,637,436 for 2013 and $88,048,482 for 2012)	$1,073,710,719	$1,094,747,864
Net unrealized profit on open futures contracts	19,007,571	13,181,192
Net unrealized profit on open forwards contracts	1,878,581	2,787,207
Cash	318,451	872,010
Accrued interest receivable	—	646

TOTAL ASSETS	$1,094,915,322	$1,111,588,919

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$7,301	$5,975
Sponsor and Advisory fees payable	3,047,148	3,208,763
Redemptions payable	5,031,945	10,403,455
Net unrealized loss on open futures contracts	8,507,161	3,495,313
Net unrealized loss on open forwards contracts	3,682,108	1,636,300
Other liabilities	705,081	451,936

Total liabilities	20,980,744	19,201,742

MEMBERS’ CAPITAL:
Members’ Interest (711,999,055 Units and 695,939,035 Units)	1,073,934,578	1,092,387,177
Total members’ capital	1,073,934,578	1,092,387,177

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,094,915,322	$1,111,588,919

NET ASSET VALUE PER UNIT:
(Based on 711,999,055 and 695,939,035 Units outstanding; unlimited Units authorized)

Class A	$1.6749	$1.6478
Class C	$1.5413	$1.5240
Class D	$1.7508	$1.7095
Class I	$1.7187	$1.6874
Class DS	$1.7486	$1.7074
Class DT	$1.8413	$1.7935
Class M	$0.9837	$0.9606
Class F	$0.9525	$—
Class F1	$0.9759	$—

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$(8,859,885)	$(31,207,096)	$42,883,257	$(13,687,518)
Change in unrealized, net	(1,002,459)	(3,931,484)	(2,139,903)	(29,139,143)
Brokerage commissions	(348,967)	(469,917)	(741,956)	(818,051)

Total trading profit (loss), net	(10,211,311)	(35,608,497)	40,001,398	(43,644,712)

INVESTMENT INCOME (EXPENSE):
Interest, net	(82,095)	(64,237)	(121,871)	(104,866)

EXPENSES:
Management fee	5,460,963	5,742,447	11,013,780	11,463,068
Sponsor fee	4,115,576	4,309,141	8,265,697	8,508,663
Performance fee	86,102	—	90,275	519
Other	548,762	463,772	1,157,833	885,596
Total expenses	10,211,403	10,515,360	20,527,585	20,857,846

NET INVESTMENT INCOME (LOSS)	(10,293,498)	(10,579,597)	(20,649,456)	(20,962,712)

NET INCOME (LOSS)	$(20,504,809)	$(46,188,094)	$19,351,942	$(64,607,424)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	99,070,799	113,592,682	101,325,861	111,424,467
Class C	325,670,419	337,342,549	329,353,019	328,157,058
Class D	86,362,386	97,791,413	94,183,131	95,994,401
Class I	50,762,186	52,808,338	51,121,214	51,845,224
Class DS	44,312,849	75,775,228	47,595,560	80,020,313
Class DT	11,379,338	16,958,236	12,108,300	17,526,790
Class M	44,551,403	2,872,712	42,401,113	2,360,784
Class F*	39,389,564	—	39,389,564	—
Class F1**	32,348,368	—	32,348,368	—

Net income (loss) per weighted average Unit
Class A	$(0.0251)	$(0.0671)	$0.0303	$(0.0962)
Class C	$(0.0273)	$(0.0676)	$0.0190	$(0.0992)
Class D	$0.0065	$(0.0646)	$0.0715	$(0.0873)
Class I	$(0.0242)	$(0.0679)	$0.0325	$(0.0955)
Class DS	$(0.0152)	$(0.0613)	$0.0529	$(0.0805)
Class DT	$(0.0160)	$(0.0622)	$0.0580	$(0.0812)
Class M	$(0.0125)	$(0.0483)	$0.0193	$(0.0615)
Class F*	$(0.0425)	$—	$(0.0415)	$—
Class F1**	$(0.0253)	$—	$(0.0241)	$—

* Units issued on May 16, 2013

** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital June
	December 31,2011	Subscriptions	Redemptions	June 30, 2012	December 31, 2012	Subscriptions	Redemptions	30, 2013
Class A	102,409,963	19,341,302	(9,316,140)	112,435,125	105,821,750	4,245,134	(11,559,308)	98,507,576
Class C	302,923,116	61,807,176	(24,828,052)	339,902,240	334,741,567	17,000,970	(29,204,291)	322,538,246
Class D	93,387,095	7,779,326	(1,758,480)	99,407,941	99,225,678	4,348,685	(38,846,358)	64,728,005
Class I	49,889,508	7,044,389	(4,078,002)	52,855,895	50,667,859	3,275,140	(3,252,783)	50,690,216
Class DS	86,602,313	—	(14,316,104)	72,286,209	54,128,029	—	(12,931,024)	41,197,005
Class DT	18,285,820	—	(2,077,043)	16,208,777	13,202,221	—	(2,855,013)	10,347,208
Class M*	—	3,985,055	—	3,985,055	38,151,931	7,837,739	(867,930)	45,121,740
Class F**	—	—	—	—	—	46,520,691	—	46,520,691
Class F1***	—	—	—	—	—	32,348,368	—	32,348,368

Total Members’ Units	653,497,815	99,957,248	(56,373,821)	697,081,242	695,939,035	115,576,727	(99,516,707)	711,999,055

* Units issued on March 1, 2012

** Units issued on May 16, 2013

*** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Members’ Capital			Net Income	Members’ Capital June	Members’ Capital			Net Income	Members’ Capital
	December 31, 2011	Subscriptions	Redemptions	(Loss)	30, 2012	December 31, 2012	Subscriptions	Redemptions	(Loss)	June 30, 2013
Class A	$179,178,644	$33,549,459	$(15,979,024)	$(10,720,292)	$186,028,787	$174,373,801	$7,245,380	$(19,697,474)	$3,072,174	$164,993,881
Class C	495,110,458	99,713,180	(39,546,563)	(32,541,980)	522,735,095	510,141,341	26,671,433	(45,930,903)	6,260,320	497,142,191
Class D	166,986,022	13,754,879	(2,998,007)	(8,384,154)	169,358,740	169,628,029	7,581,429	(70,617,791)	6,731,034	113,322,701
Class I	89,030,337	12,414,971	(7,115,335)	(4,952,897)	89,377,076	85,499,452	5,684,951	(5,725,709)	1,660,916	87,119,610
Class DS	154,664,303	—	(25,223,035)	(6,440,157)	123,001,111	92,418,972	—	(22,899,435)	2,517,205	72,036,742
Class DT	34,131,627	—	(3,810,368)	(1,422,767)	28,898,492	23,677,969	—	(5,327,595)	702,064	19,052,438
Class M*	—	3,960,000	—	(145,177)	3,814,823	36,647,613	7,784,034	(863,229)	819,640	44,388,058
Class F**	—	—	—	—	—	—	45,942,000	—	(1,633,065)	44,308,935
Class F1***	—	—	—	—	—	—	32,348,368	—	(778,346)	31,570,022
Total Members’ Interest	$1,119,101,391	$163,392,489	$(94,672,332)	$(64,607,424)	$1,123,214,124	$1,092,387,177	$133,257,595	$(171,062,136)	$19,351,942	$1,073,934,578

* Units issued on March 1, 2012

** Units issued on May 16, 2013

*** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F*	Class F1**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.7080	$1.5757	$1.7786	$1.7508	$1.7764	$1.8680	$0.9994	$1.0000	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0164)	(0.0151)	(0.0173)	(0.0169)	(0.0173)	(0.0182)	(0.0097)	(0.0531)	(0.0241)
Brokerage commissions	(0.0005)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0002)	(0.0001)
Interest income, net	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0000)	(0.0000)
Expenses	(0.0161)	(0.0187)	(0.0098)	(0.0145)	(0.0098)	(0.0078)	(0.0056)	0.0058	0.0001

Net asset value, end of period	$1.6749	$1.5413	$1.7508	$1.7187	$1.7486	$1.8413	$0.9837	$0.9525	$0.9759

Total Return: (a)

Total return before Performance fees	-1.96%	-2.20%	-1.59%	-1.86%	-1.59%	-1.46%	-1.59%	-5.46%	-2.53%
Performance fees/other (c)	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.00%	-0.02%	0.72%	0.12%
Total return after Performance fees	-1.98%	-2.22%	-1.61%	-1.88%	-1.61%	-1.46%	-1.61%	-4.74%	-2.41%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.93%	1.18%	0.55%	0.83%	0.55%	0.43%	0.55%	0.30%	0.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.02%	0.00%	-0.73%	-0.12%
Expenses (including Performance fees)	0.93%	1.18%	0.55%	0.83%	0.55%	0.41%	0.55%	-0.43%	0.18%

Net investment income (loss)	-0.93%	-1.18%	-0.56%	-0.83%	-0.56%	-0.41%	-0.56%	0.43%	-0.18%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average member capital have been annualized. The performance fee ratios are not annualized.

(c) Performance fees include reimbursement of performance fees allocated to the share classes in accordance with offering documents.

* Units issued on May 16, 2013

** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F*	Class F1**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6478	$1.5240	$1.7095	$1.6874	$1.7074	$1.7935	$0.9606	$1.0000	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0601	0.0557	0.0622	0.0615	0.0622	0.0652	0.0350	(0.0531)	(0.0241)
Brokerage commissions	(0.0011)	(0.0011)	(0.0012)	(0.0012)	(0.0012)	(0.0012)	(0.0007)	(0.0002)	(0.0001)
Interest income, net	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)	(0.0000)	(0.0000)
Expenses	(0.0317)	(0.0372)	(0.0195)	(0.0288)	(0.0196)	(0.0160)	(0.0111)	0.0058	0.0001

Net asset value, end of period	$1.6749	$1.5413	$1.7508	$1.7187	$1.7486	$1.8413	$0.9837	$0.9525	$0.9759

Total Return: (a)

Total return before Performance fees	1.63%	1.12%	2.39%	1.83%	2.39%	2.65%	2.39%	-5.46%	-2.53%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.72%	0.12%
Total return after Performance fees	1.61%	1.10%	2.37%	1.81%	2.37%	2.63%	2.37%	-4.74%	-2.41%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.87%	2.37%	1.12%	1.67%	1.12%	0.87%	1.12%	0.59%	0.59%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.73%	-0.12%
Expenses (including Performance fees)	1.87%	2.37%	1.12%	1.67%	1.12%	0.87%	1.12%	-0.14%	0.47%

Net investment income (loss)	-1.87%	-2.37%	-1.12%	-1.67%	-1.12%	-0.87%	-1.12%	0.12%	-0.49%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average member capital have been annualized. The performance fee ratios are not annualized.

* Units issued on May 16, 2013

** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.7217	$1.6043	$1.7662	$1.7578	$1.7640	$1.8460	$0.9924

Net realized and net change in unrealized trading profit (loss)	(0.0508)	(0.0473)	(0.0523)	(0.0519)	(0.0522)	(0.0547)	(0.0294)
Brokerage commissions	(0.0007)	(0.0006)	(0.0007)	(0.0007)	(0.0007)	(0.0007)	(0.0004)
Interest income, net	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0156)	(0.0184)	(0.0094)	(0.0141)	(0.0094)	(0.0076)	(0.0052)

Net asset value, end of period	$1.6545	$1.5379	$1.7037	$1.6910	$1.7016	$1.7829	$0.9573

Total Return: (a)

Total return before Performance fees	-3.90%	-4.14%	-3.54%	-3.80%	-3.54%	-3.42%	-3.54%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.90%	-4.14%	-3.54%	-3.80%	-3.54%	-3.42%	-3.54%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%	0.54%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.41%	0.54%

Net investment income (loss)	-0.92%	-1.17%	-0.54%	-0.82%	-0.54%	-0.42%	-0.54%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.7496	$1.6344	$1.7881	$1.7846	$1.7859	$1.8666	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0622)	(0.0579)	(0.0640)	(0.0636)	(0.0639)	(0.0669)	(0.0351)
Brokerage commissions	(0.0012)	(0.0011)	(0.0012)	(0.0012)	(0.0012)	(0.0013)	(0.0005)
Interest income, net	(0.0002)	(0.0001)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)
Expenses	(0.0315)	(0.0374)	(0.0190)	(0.0286)	(0.0190)	(0.0153)	(0.0070)

Net asset value, end of period	$1.6545	$1.5379	$1.7037	$1.6910	$1.7016	$1.7829	$0.9573

Total Return: (a)

Total return before Performance fees	-5.43%	-5.91%	-4.72%	-5.25%	-4.72%	-4.48%	-4.27%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-5.43%	-5.91%	-4.72%	-5.25%	-4.72%	-4.48%	-4.27%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.82%	2.32%	1.07%	1.62%	1.07%	0.82%	0.72%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.82%	2.32%	1.07%	1.62%	1.07%	0.82%	0.72%

Net investment income (loss)	-1.83%	-2.33%	-1.08%	-1.63%	-1.08%	-0.83%	-0.72%

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Winton” or Trading Advisor) is the trading advisor of the Fund.  The Trading Advisor trades the Winton Diversified Program (the “Trading Program”) for the Fund.

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

On May 16, 2013 and June 1, 2013 the Fund opened Class F Units and Class F1 Units, respectively, at $1.00 per Unit.  Class F Units and Class F1 Units (together, the “New Classes”) have been designed for certain high-net-worth and institutional investors that have a “Total Fund Investment” of at least $20 million or an overall “Total Investment” of at least $60 million. The New Classes are generally subject to the same terms as the existing Class D Units described in the Disclosure Document, except as set forth below. Differences between the New Classes and Class D Units include different eligibility requirements, Management Fees, upfront sales commissions, ongoing selling agent compensation, and fee sharing with the Sponsor. The Class F1 Units are available to certain existing Investors.  The New Classes will pay a monthly Management Fee at a rate equal to 1% per year, and will pay a 20% annual Performance Fee.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2013 and December 31, 2012 and the results of its operations for the three and six month periods ended June 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

2.     CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	2,619	$(2,220,512)	-0.21%	(2,451)	$3,277,278	0.31%	$1,056,766	0.10%	July 2013 - March 2014
Currencies*	186,845,411,650	(8,546,582)	-0.80%	(10,600,051,468)	10,916,412	1.02%	2,369,830	0.22%	July 2013 - September 2013
Energy	645	(2,533,910)	-0.24%	(1,172)	33,393	0.00%	(2,500,517)	-0.24%	July 2013 - September 2013
Interest rates	4,814	(5,777,126)	-0.54%	(1,754)	(161,618)	-0.02%	(5,938,744)	-0.56%	August 2013 - June 2016
Metals	431	(1,647,833)	-0.15%	(2,383)	22,352,098	2.08%	20,704,265	1.93%	July 2013 - October 2013
Stock indices	4,939	(6,765,531)	-0.63%	(398)	(229,186)	-0.02%	(6,994,717)	-0.65%	July 2013 - September 2013

Total, net		$(27,491,494)	-2.57%		$36,188,377	3.37%	$8,696,883	0.80%

December 31, 2012

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	699	$(1,095,039)	-0.10%	(1,992)	$159,061	0.01%	$(935,978)	-0.09%	January 2013 - May 2013
Currencies*	175,546,648,534	2,112,802	0.19%	(103,642,974,614)	11,244,362	1.03%	13,357,164	1.22%	January 2013 - May 2013
Energy	191	455,395	0.04%	(760)	(1,295,491)	-0.12%	(840,096)	-0.08%	January 2013 - March 2013
Interest rates	23,739	3,139,701	0.29%	(491)	(93,348)	-0.01%	3,046,353	0.28%	January 2013 - December 2015
Metals	1,133	(4,627,214)	-0.42%	(581)	(2,550,129)	-0.23%	(7,177,343)	-0.65%	January 2013 - May 2013
Stock indices	9,645	3,400,966	0.31%	(42)	(14,280)	0.00%	3,386,686	0.31%	January 2013 - March 2013

Total, net		$3,386,611	0.31%		$7,450,175	0.68%	$10,836,786	0.99%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2013 and December 31, 2012.

With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(23,809,386)	$(22,161,553)	$(1,647,833)	$—
Short	34,309,796	28,708,520	5,601,276	—
	$10,500,410	$6,546,967	$3,953,443	$—

Forwards
Long	$(3,682,108)	$—	$(3,682,108)	$—
Short	1,878,581	—	1,878,581	—
	$(1,803,527)	$—	$(1,803,527)	$—

June 30, 2013	$8,696,883	$6,546,967	$2,149,916	$—

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$599,404	$1,681,353	$(1,081,949)	$—
Short	9,086,475	11,474,717	(2,388,242)	—
	$9,685,879	$13,156,070	$(3,470,191)	$—

Forwards
Long	$2,787,207	$—	$2,787,207	$—
Short	(1,636,300)	—	(1,636,300)	—
	$1,150,907	$—	$1,150,907	$—

December 31, 2012	$10,836,786	$13,156,070	$(2,319,284)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six month periods ended June 30, 2013 or the year ended December 31, 2012.

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

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At June 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2013 and 2012.

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$4,411,404	$9,131,826
Currencies	(9,200,920)	2,066,274
Energy	(6,192,272)	(6,317,133)
Interest rates	(43,934,238)	(49,293,168)
Metals	38,167,966	35,473,881
Stock indices	6,885,716	49,681,674

Total, net	$(9,862,344)	$40,743,354

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	proft (loss) from trading, net

Agriculture	$(2,521,861)	$(6,712,568)
Currencies	(10,265,138)	(37,300,963)
Energy	(24,395,552)	(11,916,895)
Interest rates	36,575,758	29,484,814
Metals	2,495,293	(3,288,854)
Stock indices	(37,027,080)	(13,092,195)

Total, net	$(35,138,580)	$(42,826,661)

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made.

Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds including the Fund on a monthly basis based on each Fund’s net assets.  The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2013, and 2012 amounted to $55,517 and $57,834, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2013 and 2012 amounted to $110,938 and $115,581, respectively, of which $40,897 and $38,237 was payable to the Transfer Agent as of June 30, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements.   Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis. The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company.   Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited. The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Fund’s financial statements.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of (i) the 15th calendar day of each month, (ii) the last calendar day of each month and (iii) any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.7560	n/a	$1.7371	n/a	$1.7217	n/a	$1.7186	n/a	$1.7165	n/a	$1.6545
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080	$1.7425	$1.7563	$1.7639	$1.7198	$1.6651	$1.6749

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.6390	n/a	$1.6200	n/a	$1.6043	n/a	$1.6001	n/a	$1.5968	n/a	$1.5379
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757	$1.6069	$1.6189	$1.6253	$1.5840	$1.5329	$1.5413

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.7969	n/a	$1.7798	n/a	$1.7662	n/a	$1.7652	n/a	$1.7653	n/a	$1.7037
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786	$1.8157	$1.8312	$1.8403	$1.7954	$1.7394	$1.7508

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.7916	n/a	$1.7730	n/a	$1.7578	n/a	$1.7553	n/a	$1.7537	n/a	$1.6910
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508	$1.7865	$1.8010	$1.8091	$1.7641	$1.7083	$1.7187

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.7947	n/a	$1.7776	n/a	$1.7640	n/a	$1.7631	n/a	$1.7631	n/a	$1.7016
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764	$1.8135	$1.8290	$1.8380	$1.7932	$1.7372	$1.7486

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.8769	n/a	$1.8594	n/a	$1.8460	n/a	$1.8458	n/a	$1.8466	n/a	$1.7829
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680	$1.9078	$1.9255	$1.9360	$1.8861	$1.8289	$1.8413

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	0.9924	n/a	$0.9919	n/a	$0.9919	n/a	$0.9573
2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994	$1.0202	$1.0290	$1.0341	$1.0088	$0.9773	$0.9837

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9759	$0.9459	$0.9525

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9692	$0.9759

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a

“Redemption Date”), upon providing eight business days notice prior to the 1st and 16th of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the six month period ended June 30, 2013, Fund capital decreased 1.69% from $1,092,387,177 to $1,073,934,578.  This decrease was attributable to the net income from operations of $19,351,942 coupled with the redemption of 99,516,707 Redeemable Units resulting in an outflow of $171,062,136.  The cash outflow was offset with cash inflow of $133,257,595 due to subscriptions of 115,576,727 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The Fund experienced a net trading loss of $9,862,344 before brokerage commissions and related fees in the second quarter of 2013. The Fund’s profits were primarily attributable to the metals, stock indices and the agriculture sectors posting profits. The energy, currency and interest rate sectors posted losses.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Metal prices sold off and struggled to recover in April increasing the value of the Trading Program’s short holdings in gold, copper and to a lesser extent, silver. Profits were posted to the Fund in the middle of the quarter resulting from precious metals losses, benefitting the Trading Program’s short gold position. Profits were posted to the Fund at the end of the quarter from the Trading Program’s short positions in the precious and base metal sectors.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter resulting from the Trading Program’s long and short positions. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in the equity markets.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter only. Profits were posted to the Fund in the middle through the end of the quarter.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter only to be reversed in the middle through the end of the quarter. Losses were posted to the Fund in the middle through the end of the week.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter resulting from the Trading Program’s short positions in the Japanese yen. Losses were posted to the Fund in the middle of the quarter as currencies weakened as the differential between core and peripheral yields narrowed, negatively impacting the Trading Program’s long holding of Turkish lira and Chilean peso. Losses were posted to the Fund at the end of the quarter resulting from the Trading Program’s holdings of Turkish lira and Russian rouble.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Financial markets extended their rally through April, with the global search for yield overshadowing potential stumbling blocks surrounding European politics. The combination of central bank balance sheet expansion and a generally bullish earnings season helped deliver positive performance from the fixed income portfolio. Losses were posted to the Fund in the middle of the quarter. Minutes from the latest Federal Reserve FOMC meeting and Chairman Bernanke’s testimony to Congress reinvigorated some market participants’ perception that a tapering of monetary stimulus in the U.S. may materialize sooner than expected.  Yields pushed higher as fixed income positions unwound, reducing the value of the Trading Program’s long holdings in Europe and the U.S. Losses were posted to the Fund at the end of the quarter. June proved to be a volatile four weeks for the Fund as it recovered from being down mid-month.   The markets continued to feel panicked with the rise in U.S. yields that started in May continuing at an accelerated pace despite attempts from Federal Reserve officials to reassure market participants. This momentum was not helped by generally positive U.S. economic data and the resulting sell off in asset prices suggests that many market participants were rapidly unwinding their positions. The Trading Program’s long positions in the fixed income markets fell in value.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2013 and 2012, the Fund’s average Month-end Net Asset Value was approximately $1,096,436,062 and $1,132,777,412 respectively.

June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,033,562	0.82%	$15,231,197	$3,090,566
Currencies	16,828,081	1.53%	23,053,950	9,630,053
Energy	5,415,269	0.49%	6,356,357	3,872,438
Interest Rates	20,735,163	1.89%	27,556,919	12,484,496
Metals	11,813,737	1.08%	25,401,178	678,387
Stock Indices	7,325,372	0.67%	10,694,810	4,653,692

TOTAL	$71,151,184	6.48%	$108,294,411	$34,409,632

June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,079,026	0.80%	$10,131,151	$7,772,637
Currencies	11,628,819	1.03%	21,700,144	2,669,987
Energy	6,302,882	0.56%	10,340,237	2,634,183
Interest Rates	7,975,988	0.70%	13,626,177	3,374,260
Metals	14,617,576	1.29%	19,236,534	11,136,584
Stock Indices	28,623,415	2.53%	40,619,481	19,258,821

TOTAL	$78,227,706	6.91%	$115,653,724	$46,846,472

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Winton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2013.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$322,987	196,011	$1.6478
1/16/2013	479,700	287,332	1.6695
2/01/2013	687,765	408,654	1.6830
2/16/2013	202,215	120,187	1.6825
3/01/2013	665,222	397,813	1.6722
3/16/2013	953,101	555,550	1.7156
4/01/2013	609,655	356,941	1.7080
4/16/2013	294,450	168,981	1.7425
5/01/2013	888,132	505,683	1.7563
5/16/2013	638,191	361,807	1.7639
6/01/2013	892,637	519,035	1.7198
6/16/2013	611,325	367,140	1.6651
7/1/2013	1,361,373	812,809	1.6749

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$2,310,281	1,515,932	$1.5240
1/16/2013	1,756,726	1,138,218	1.5434
2/01/2013	3,752,324	2,412,760	1.5552
2/16/2013	4,874,741	3,136,495	1.5542
3/01/2013	1,482,729	960,317	1.5440
3/16/2013	993,006	627,135	1.5834
4/01/2013	1,920,572	1,218,869	1.5757
4/16/2013	3,075,241	1,913,772	1.6069
5/01/2013	2,559,704	1,581,138	1.6189
5/16/2013	825,808	508,096	1.6253
6/01/2013	2,248,368	1,419,425	1.5840
6/16/2013	871,933	568,813	1.5329
7/1/2013	2,514,938	1,631,699	1.5413

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$635,000	371,454	$1.7095
1/16/2013	250,000	144,250	1.7331
2/01/2013	5,848,429	3,345,401	1.7482
2/16/2013	—	—	1.7488
3/01/2013	848,000	487,580	1.7392
3/16/2013	—	—	1.7854
4/01/2013	—	—	1.7786
4/16/2013	—	—	1.8157
5/01/2013	—	—	1.8312
5/16/2013	—	—	1.8403
6/01/2013	—	—	1.7954
6/16/2013	—	—	1.7394
7/1/2013	—	—	1.7508

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$898,000	532,180	$1.6874
1/16/2013	400,000	233,918	1.7100
2/01/2013	137,000	79,466	1.7240
2/16/2013	1,196,000	693,776	1.7239
3/01/2013	699,000	407,913	1.7136
3/16/2013	388,799	221,122	1.7583
4/01/2013	10,000	5,712	1.7508
4/16/2013	150,000	83,963	1.7865
5/01/2013	1,074,000	596,336	1.8010
5/16/2013	45,619	25,216	1.8091
6/01/2013	342,532	194,168	1.7641
6/16/2013	344,001	201,370	1.7083
7/1/2013	832,643	484,461	1.7187

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.7074
1/16/2013	—	—	1.7310
2/01/2013	—	—	1.7460
2/16/2013	—	—	1.7467
3/01/2013	—	—	1.7371
3/16/2013	—	—	1.7832
4/01/2013	—	—	1.7764
4/16/2013	—	—	1.8135
5/01/2013	—	—	1.8290
5/16/2013	—	—	1.8380
6/01/2013	—	—	1.7932
6/16/2013	—	—	1.7372
7/1/2013	—	—	1.7486

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.7935
1/16/2013	—	—	1.8186
2/01/2013	—	—	1.8348
2/16/2013	—	—	1.8359
3/01/2013	—	—	1.8262
3/16/2013	—	—	1.8737
4/01/2013	—	—	1.8680
4/16/2013	—	—	1.9078
5/01/2013	—	—	1.9255
5/16/2013	—	—	1.9360
6/01/2013	—	—	1.8861
6/16/2013	—	—	1.8289
7/1/2013	—	—	1.8413

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$450,000	$468,457	$0.9606
1/16/2013	—	—	0.9738
2/01/2013	765,000	778,784	0.9823
2/16/2013	1,050,000	1,068,485	0.9827
3/01/2013	1,430,000	1,463,215	0.9773
3/16/2013	1,595,734	1,590,644	1.0032
4/01/2013	772,000	772,463	0.9994
4/16/2013	348,000	341,110	1.0202
5/01/2013	356,000	345,967	1.0290
5/16/2013	549,392	531,275	1.0341
6/01/2013	45,000	44,608	1.0088
6/16/2013	422,908	432,731	0.9773
7/1/2013	3,345,725	3,401,164	0.9837

CLASS F

Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$—
1/16/2013	—	—	—
2/01/2013	—	—	—
2/16/2013	—	—	—
3/01/2013	—	—	—
3/16/2013	—	—	—
4/01/2013	—	—	—
4/16/2013	—	—	—
5/01/2013	—	—	—
5/16/2013	35,824,000	35,824,000	1.0000
6/01/2013	—	—	0.9759
6/16/2013	10,118,000	10,696,691	0.9459
7/1/2013	—	—	0.9525

CLASS F1

Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$—
1/16/2013	—	—	—
2/01/2013	—	—	—
2/16/2013	—	—	—
3/01/2013	—	—	—
3/16/2013	—	—	—
4/01/2013	—	—	—
4/16/2013	—	—	—
5/01/2013	—	—	—
5/16/2013	—	—	—
6/01/2013	32,348,368	32,348,368	1.0000
6/16/2013	—	—	0.9692
7/1/2013	—	—	0.9759

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units, Class M Units, Class F Units and Class F1 Units are not subject to any sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933  or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

.	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)