Form 10-Q
period 2013-09-30
ML Winton FuturesAccess LLC
filed 2013-11-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, 692,434,305 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $81,885,836 for 2013 and $88,048,482 for 2012)	$1,025,659,055	$1,094,747,864
Net unrealized profit on open futures contracts	14,338,531	13,181,192
Net unrealized profit on open forwards contracts	6,921,176	2,787,207
Cash	664,364	872,010
Accrued interest receivable	569	646

TOTAL ASSETS	$1,047,583,695	$1,111,588,919

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$9,184	$5,975
Sponsor and Advisory fees payable	2,952,030	3,208,763
Redemptions payable	16,020,338	10,403,455
Net unrealized loss on open futures contracts	1,930,046	3,495,313
Net unrealized loss on open forwards contracts	2,444,020	1,636,300
Other liabilities	715,142	451,936

Total liabilities	24,070,760	19,201,742

MEMBERS’ CAPITAL:
Members’ Interest (692,434,305 Units and 695,939,035 Units)	1,023,512,935	1,092,387,177
Total members’ capital	1,023,512,935	1,092,387,177

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,047,583,695	$1,111,588,919

NET ASSET VALUE PER UNIT:
(Based on 692,434,305 and 695,939,035 Units outstanding; unlimited Units authorized)

Class A	$1.6475	$1.6478
Class C	$1.5123	$1.5240
Class D	$1.7285	$1.7095
Class I	$1.6922	$1.6874
Class DS	$1.7264	$1.7074
Class DT	$1.8202	$1.7935
Class M	$0.9712	$0.9606
Class F	$0.9427	$—
Class F1	$0.9660	$—

See notes to financial statements.

WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$(15,970,297)	$(3,123,584)	$26,912,960	$(16,811,102)
Change in unrealized, net	8,188,758	16,484,967	6,048,855	(12,654,176)
Brokerage commissions	(287,726)	(371,704)	(1,029,682)	(1,189,755)

Total trading profit (loss), net	(8,069,265)	12,989,679	31,932,133	(30,655,033)

INVESTMENT INCOME (EXPENSE):
Interest, net	(108,916)	(104,159)	(230,787)	(209,025)

EXPENSES:
Management fee	5,049,969	5,829,903	16,063,749	17,292,971
Sponsor fee	3,865,900	4,437,487	12,131,597	12,946,150
Performance fee	—	—	90,275	519
Other	522,941	475,015	1,680,774	1,360,611
Total expenses	9,438,810	10,742,405	29,966,395	31,600,251

NET INVESTMENT INCOME (LOSS)	(9,547,726)	(10,846,564)	(30,197,182)	(31,809,276)

NET INCOME (LOSS)	$(17,616,991)	$2,143,115	$1,734,951	$(62,464,309)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	98,861,864	114,721,063	100,504,529	112,523,332
Class C	320,126,878	349,703,505	326,277,639	335,339,207
Class D	65,547,304	97,779,446	84,637,855	96,589,416
Class I	50,569,449	55,448,241	50,937,292	53,046,230
Class DS	39,130,689	70,062,451	44,773,936	76,701,026
Class DT	10,123,493	15,852,809	11,446,697	16,968,796
Class M*	48,451,473	7,263,511	44,417,900	4,461,953
Class F**	46,520,691	—	44,143,649	—
Class F1***	32,348,368	—	32,348,368	—

Net income (loss) per weighted average Unit
Class A	$(0.0280)	$0.0026	$0.0030	$(0.0926)
Class C	$(0.0298)	$(0.0017)	$(0.0100)	$(0.0988)
Class D	$(0.0220)	$0.0115	$0.0625	$(0.0752)
Class I	$(0.0256)	$0.0045	$0.0072	$(0.0886)
Class DS	$(0.0246)	$0.0131	$0.0347	$(0.0720)
Class DT	$(0.0235)	$0.0148	$0.0405	$(0.0700)
Class M*	$(0.0124)	$(0.0137)	$0.0049	$(0.0548)
Class F**	$(0.0097)	$—	$(0.0473)	$—
Class F1***	$(0.0100)	$—	$(0.0340)	$—

* Units issued on March 1, 2012

** Units issued on May 16, 2013

*** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31,2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013
Class A	102,409,963	25,182,513	(13,680,165)	113,912,311	105,821,750	7,397,375	(16,862,854)	96,356,271
Class C	302,923,116	79,560,790	(35,818,663)	346,665,243	334,741,567	23,661,718	(49,429,710)	308,973,575
Class D	93,387,095	11,564,571	(6,862,124)	98,089,542	99,225,678	5,643,638	(39,138,841)	65,730,475
Class I	49,889,508	12,514,420	(7,370,534)	55,033,394	50,667,859	5,547,204	(6,253,607)	49,961,456
Class DS	86,602,313	—	(21,662,665)	64,939,648	54,128,029	—	(18,954,887)	35,173,142
Class DT	18,285,820	—	(3,262,202)	15,023,618	13,202,221	—	(4,003,077)	9,199,144
Class M*	—	8,805,656	—	8,805,656	38,151,931	13,284,845	(3,265,593)	48,171,183
Class F**	—				—	46,520,691	—	46,520,691
Class F1***	—	—	—	—	—	32,348,368	—	32,348,368

Total Members’ Units	653,497,815	137,627,950	(88,656,353)	702,469,412	695,939,035	134,403,839	(137,908,569)	692,434,305

* Units issued on March 1, 2012

** Units issued on May 16, 2013

*** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013
Class A	$179,178,644	$43,411,356	$(23,379,750)	$(10,418,259)	$188,791,991	$174,373,801	$12,446,410	$(28,377,257)	$301,008	$158,743,962
Class C	495,110,458	127,489,262	(56,769,354)	(33,127,371)	532,702,995	510,141,341	36,752,597	(76,366,645)	(3,273,152)	467,254,141
Class D	166,986,022	20,373,752	(12,074,838)	(7,259,993)	168,024,943	169,628,029	9,820,354	(71,124,313)	5,291,965	113,616,035
Class I	89,030,337	21,813,033	(12,831,844)	(4,701,300)	93,310,226	85,499,452	9,472,593	(10,794,255)	365,746	84,543,536
Class DS	154,664,303	—	(38,036,224)	(5,524,617)	111,103,462	92,418,972	—	(33,250,201)	1,553,493	60,722,264
Class DT	34,131,627	—	(5,977,974)	(1,188,236)	26,965,417	23,677,969	—	(7,397,833)	464,147	16,744,283
Class M*	—	8,720,000	—	(244,533)	8,475,467	36,647,613	13,089,297	(3,170,308)	219,309	46,785,911
Class F**	—		—	—		—	45,942,000	—	(2,086,294)	43,855,706
Class F1***	—	—	—	—	—	—	32,348,368	—	(1,101,271)	31,247,097
Total Members’ Interest	$1,119,101,391	$221,807,403	$(149,069,984)	$(62,464,309)	$1,129,374,501	$1,092,387,177	$159,871,619	$(230,480,812)	$1,734,951	$1,023,512,935

* Units issued on March 1, 2012

** Units issued on May 16, 2013

*** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F*	Class F1**

Per Unit Operating Performance:

Net asset value, beginning of period	$1.6749	$1.5413	$1.7508	$1.7187	$1.7486	$1.8413	$0.9837	$0.9525	$0.9759

Net realized and net change in unrealized trading profit (loss)	(0.0116)	(0.0107)	(0.0121)	(0.0119)	(0.0121)	(0.0127)	(0.0068)	(0.0066)	(0.0067)
Brokerage commissions	(0.0005)	(0.0004)	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0151)	(0.0177)	(0.0095)	(0.0139)	(0.0094)	(0.0077)	(0.0053)	(0.0028)	(0.0028)

Net asset value, end of period	$1.6475	$1.5123	$1.7285	$1.6922	$1.7264	$1.8202	$0.9712	$0.9427	$0.9660

Total Return: (a)

Total return before Performance fees	-1.64%	-1.89%	-1.27%	-1.54%	-1.27%	-1.15%	-1.27%	-1.02%	-1.02%
Performance fees/other (c)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.64%	-1.89%	-1.27%	-1.54%	-1.27%	-1.15%	-1.27%	-1.02%	-1.02%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.92%	1.17%	0.55%	0.82%	0.55%	0.42%	0.55%	0.30%	0.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.92%	1.17%	0.55%	0.82%	0.55%	0.42%	0.55%	0.30%	0.30%

Net investment income (loss)	-0.93%	-1.18%	-0.56%	-0.83%	-0.56%	-0.43%	-0.56%	-0.31%	-0.31%

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

* Units issued on May 16, 2013

** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F*	Class F1**

Per Unit Operating Performance:

Net asset value, beginning of period	$1.6478	$1.5240	$1.7095	$1.6874	$1.7074	$1.7935	$0.9606	$1.0000	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0485	0.0449	0.0501	0.0496	0.0500	0.0525	0.0282	(0.0597)	(0.0309)
Brokerage commissions	(0.0016)	(0.0015)	(0.0017)	(0.0016)	(0.0017)	(0.0017)	(0.0009)	(0.0004)	(0.0004)
Interest income, net	(0.0004)	(0.0003)	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0002)	(0.0001)	(0.0001)
Expenses	(0.0468)	(0.0548)	(0.0290)	(0.0428)	(0.0289)	(0.0237)	(0.0165)	0.0029	(0.0026)

Net asset value, end of period	$1.6475	$1.5123	$1.7285	$1.6922	$1.7264	$1.8202	$0.9712	$0.9427	$0.9660

Total Return: (a)

Total return before Performance fees	-0.04%	-0.79%	1.09%	0.26%	1.09%	1.47%	1.09%	-6.43%	-3.52%
Performance fees/other (c)	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.72%	0.12%
Total return after Performance fees	-0.06%	-0.81%	1.07%	0.24%	1.07%	1.45%	1.07%	-5.71%	-3.40%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	2.79%	3.54%	1.67%	2.49%	1.67%	1.29%	1.67%	0.90%	0.90%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.73%	-0.12%
Expenses (including Performance fees)	2.79%	3.54%	1.67%	2.49%	1.67%	1.29%	1.67%	0.17%	0.78%

Net investment income (loss)	-2.80%	-3.55%	-1.68%	-2.50%	-1.68%	-1.30%	-1.68%	-0.19%	-0.81%

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

* Units issued on May 16, 2013

** Units issued on June 1, 2013

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.6545	$1.5379	$1.7037	$1.6910	$1.7016	$1.7829	$0.9573

Net realized and net change in unrealized trading profit(loss)	0.0190	0.0178	0.0195	0.0194	0.0195	0.0203	0.0109
Brokerage commissions	(0.0005)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)
Interest income, net	(0.0002)	(0.0001)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)
Expenses	(0.0155)	(0.0184)	(0.0094)	(0.0141)	(0.0094)	(0.0075)	(0.0053)

Net asset value, end of period	$1.6573	$1.5367	$1.7130	$1.6955	$1.7109	$1.7949	$0.9625

Total Return: (a)

Total return before Performance fees	0.17%	-0.08%	0.55%	0.27%	0.55%	0.67%	0.55%
Performance fees/other (c)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.17%	-0.08%	0.55%	0.27%	0.55%	0.67%	0.55%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.92%	1.17%	0.54%	0.82%	0.54%	0.42%	0.54%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.92%	1.17%	0.54%	0.82%	0.54%	0.42%	0.54%

Net investment income (loss)	-0.93%	-1.18%	-0.55%	-0.83%	-0.55%	-0.43%	-0.55%

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

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M*

Per Unit Operating Performance:

Net asset value, beginning of period	$1.7496	$1.6344	$1.7881	$1.7846	$1.7859	$1.8666	$1.0000

Net realized and net change in unrealized trading profit(loss)	(0.0432)	(0.0401)	(0.0445)	(0.0442)	(0.0445)	(0.0466)	(0.0241)
Brokerage commissions	(0.0018)	(0.0016)	(0.0018)	(0.0018)	(0.0018)	(0.0019)	(0.0008)
Interest income, net	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Expenses	(0.0470)	(0.0557)	(0.0285)	(0.0428)	(0.0284)	(0.0229)	(0.0124)

Net asset value, end of period	$1.6573	$1.5367	$1.7130	$1.6955	$1.7109	$1.7949	$0.9625

Total Return: (a)

Total return before Performance fees	-5.27%	-5.98%	-4.20%	-4.99%	-4.20%	-3.84%	-3.75%
Performance fees/other (c)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-5.27%	-5.98%	-4.20%	-4.99%	-4.20%	-3.84%	-3.75%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	2.74%	3.49%	1.62%	2.44%	1.62%	1.24%	1.26%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.74%	3.49%	1.62%	2.44%	1.62%	1.24%	1.26%

Net investment income (loss)	-2.76%	-3.51%	-1.63%	-2.46%	-1.63%	-1.26%	-1.27%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Winton” or Trading Advisor) is the trading advisor of the Fund.  The Trading Advisor utilizes the Winton Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”).MLPF&S, MLIB and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,875	$1,682,450	0.16%	(3,847)	$2,560,956	0.25%	$4,243,406	0.41%	October 2013 - April 2014
Currencies*	164,503,656,528	17,987,230	1.76%	(34,588,991,044)	(7,095,203)	-0.69%	10,892,027	1.07%	October 2013 - December 2013
Energy	681	(1,596,220)	-0.16%	(366)	1,080,465	0.11%	(515,755)	-0.05%	October 2013 - December 2013
Interest rates	16,687	5,569,849	0.54%	(758)	(1,108,847)	-0.11%	4,461,002	0.43%	November 2013 - September 2016
Metals	351	170,363	0.02%	(933)	1,101,139	0.11%	1,271,502	0.13%	November 2013 - January 2014
Stock indices	9,401	(3,495,055)	-0.34%	(64)	28,514	0.00%	(3,466,541)	-0.34%	October 2013 - December 2013

Total, net		$20,318,617	1.98%		$(3,432,976)	-0.33%	$16,885,641	1.65%

December 31, 2012

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	699	$(1,095,039)	-0.10%	(1,992)	$159,061	0.01%	$(935,978)	-0.09%	January 2013 - May 2013
Currencies*	175,546,648,534	2,112,802	0.19%	(103,642,974,614)	11,244,362	1.03%	13,357,164	1.22%	January 2013 - May 2013
Energy	191	455,395	0.04%	(760)	(1,295,491)	-0.12%	(840,096)	-0.08%	January 2013 - March 2013
Interest rates	23,739	3,139,701	0.29%	(491)	(93,348)	-0.01%	3,046,353	0.28%	January 2013 - December 2015
Metals	1,133	(4,627,214)	-0.42%	(581)	(2,550,129)	-0.23%	(7,177,343)	-0.65%	January 2013 - May 2013
Stock indices	9,645	3,400,966	0.31%	(42)	(14,280)	0.00%	3,386,686	0.31%	January 2013 - March 2013

Total, net		$3,386,611	0.31%		$7,450,175	0.68%	$10,836,786	0.99%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2013 and December 31, 2012.

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

The following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$13,397,441	$13,219,222	$178,219	$—
Short	(988,956)	(893,067)	(95,889)	—
	$12,408,485	$12,326,155	$82,330	$—

Forwards
Long	$6,921,176	$—	$6,921,176	$—
Short	(2,444,020)	—	(2,444,020)	—
	$4,477,156	$—	$4,477,156	$—

September 30, 2013	$16,885,641	$12,326,155	$4,559,486	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$599,404	$1,681,353	$(1,081,949)	$—
Short	9,086,475	11,474,717	(2,388,242)	—
	$9,685,879	$13,156,070	$(3,470,191)	$—

Forwards
Long	$2,787,207	$—	$2,787,207	$—
Short	(1,636,300)	—	(1,636,300)	—
	$1,150,907	$—	$1,150,907	$—

December 31, 2012	$10,836,786	$13,156,070	$(2,319,284)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2013 or the year ended December 31, 2012.

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

The Fund presents its futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At September 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2013 and 2012.

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$3,963,085	$13,094,910
Currencies	(1,427,662)	638,612
Energy	(12,001,414)	(18,318,547)
Interest rates	(989,806)	(50,282,974)
Metals	(19,135,360)	16,338,520
Stock indices	21,809,618	71,491,294

Total, net	$(7,781,539)	$32,961,815

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	proft (loss) from trading, net

Agriculture	$3,736,021	$(2,976,547)
Currencies	(3,788,081)	(41,089,045)
Energy	(6,784,743)	(18,701,638)
Interest rates	25,850,817	55,335,632
Metals	(9,004,835)	(12,293,689)
Stock indices	3,352,204	(9,739,991)

Total, net	$13,361,383	$(29,465,278)

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended September 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each Fund’s net assets.  The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2013, and 2012 amounted to $48,683 and $55,317, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2013 and 2012 amounted to $159,621 and $170,897, respectively, of which $35,493 and $38,237 was payable to the Transfer Agent as of September 30, 2013 and December 31, 2012, respectively.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on (i) the 15th calendar day of each month, (ii) the last calendar day of each month and (iii) any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2012	n/a	$1.7560	n/a	$1.7371	n/a	$1.7217	n/a	$1.7186	n/a	$1.7165	n/a	$1.6545	n/a	$1.7251	n/a	$1.7004	n/a	$1.6573
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080	$1.7425	$1.7563	$1.7639	$1.7198	$1.6651	$1.6749	$1.6770	$1.6515	$1.6253	$1.5993	$1.6516	$1.6475

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2012	n/a	$1.6390	n/a	$1.6200	n/a	$1.6043	n/a	$1.6001	n/a	$1.5968	n/a	$1.5379	n/a	$1.6021	n/a	$1.5779	n/a	$1.5367
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757	$1.6069	$1.6189	$1.6253	$1.5840	$1.5329	$1.5413	$1.5426	$1.5185	$1.4938	$1.4693	$1.5167	$1.5123

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2012	n/a	$1.7969	n/a	$1.7798	n/a	$1.7662	n/a	$1.7652	n/a	$1.7653	n/a	$1.7037	n/a	$1.7785	n/a	$1.7553	n/a	$1.7130
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786	$1.8157	$1.8312	$1.8403	$1.7954	$1.7394	$1.7508	$1.7540	$1.7284	$1.7021	$1.6759	$1.7318	$1.7285

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2012	n/a	$1.7916	n/a	$1.7730	n/a	$1.7578	n/a	$1.7553	n/a	$1.7537	n/a	$1.6910	n/a	$1.7636	n/a	$1.7390	n/a	$1.6955
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508	$1.7865	$1.8010	$1.8091	$1.7641	$1.7083	$1.7187	$1.7211	$1.6952	$1.6686	$1.6421	$1.6961	$1.6922

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2012	n/a	$1.7947	n/a	$1.7776	n/a	$1.7640	n/a	$1.7631	n/a	$1.7631	n/a	$1.7016	n/a	$1.7763	n/a	$1.7532	n/a	$1.7109
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764	$1.8135	$1.8290	$1.8380	$1.7932	$1.7372	$1.7486	$1.7518	$1.7263	$1.7000	$1.6738	$1.7296	$1.7264

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2012	n/a	$1.8769	n/a	$1.8594	n/a	$1.8460	n/a	$1.8458	n/a	$1.8466	n/a	$1.7829	n/a	$1.8620	n/a	$1.8385	n/a	$1.7949
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680	$1.9078	$1.9255	$1.9360	$1.8861	$1.8289	$1.8413	$1.8451	$1.8186	$1.7913	$1.7640	$1.8232	$1.8202

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2012	n/a	n/a	n/a	n/a	n/a	0.9924	n/a	$0.9919	n/a	$0.9919	n/a	$0.9573	n/a	$0.9993	n/a	$0.9863	n/a	$0.9625
2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994	$1.0202	$1.0290	$1.0341	$1.0088	$0.9773	$0.9837	$0.9856	$0.9712	$0.9564	$0.9417	$0.9731	$0.9712

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9759	$0.9459	$0.9525	$0.9546	$0.9411	$0.9271	$0.9132	$0.9441	$0.9427

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9692	$0.9759	$0.9782	$0.9643	$0.9500	$0.9358	$0.9674	$0.9660

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

For the nine month period ended September 30, 2013, Fund capital decreased 6.3% from $1,092,387,177 to $1,023,512,935.  This decrease was attributable to the net income from operations of $1,734,951coupled with the redemption of 137,908,569 Redeemable Units resulting in an outflow of $230,480,812.  The cash outflow was offset with cash inflow of $159,871,619 due to subscriptions of 134,403,839 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

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

January 1, 2013 to September 30, 2013

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

July 1, 2013 to September 30, 2013

The Fund experienced a net trading loss of $7,781,539 before brokerage commissions and related fees in the third quarter of 2013. The Fund’s profits were primarily attributable to the stock indices and the agriculture sectors posting profits. The interest rate, currency, energy and metals sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. U.S. and European equity indices recovered some of their June losses in July, which was to the benefit of the Fund’s portfolio which remained net long in this sector. Losses were posted to the Fund in the middle of the quarter. Attention shifted through the course of August from the prospect of U.S. domestic monetary policy tightening to rapidly escalating geopolitical tensions. Both themes weighed on sentiment and developments in Syria apparently accelerated a sell-off in “risky” assets. As part of this sell-off equity prices fell, causing losses in the Trading Program’s stock index positions. Profits were posted to the Fund at the end of the quarter.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Profits were posted to the Fund in the middle of the quarter. Crops provided the strongest performance where dry conditions in the Midwest threatened new crop yields and strong demand from China helped soybean futures post gains. Losses were posted to the Fund at the end of the quarter.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as monetary policy was a dominant influence on global financial markets throughout July. Some central banks, including those in the UK, Europe and Australia appeared to distance themselves from the discussions of “tapering” in the U.S. by providing guidance towards policy remaining accommodative. Losses were posted to the Fund in the middle of the quarter. Augusts’ performance was disappointing, as the Trading Program was not well positioned to weather the sell-off. Profits were posted to the Fund at the end of the quarter as sentiment was boosted in September when the U.S. Federal Reserve did not start “tapering”.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as the euro rallied to erase its recent losses, but these gains were offset by losses in the Trading Program’s short Japanese yen position. Losses were posted to the Fund in the middle of the quarter due to a rise in energy prices which contributed to a weakening in currencies of oil importing nations, most notably India. Profits were posted to the Fund at the end of the quarter with the U.S. dollar losing some interest rate support. Long positions in Euros, sterling and emerging market currencies including the rouble and rand rallied.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The energy complex witnessed a broad rally in the first half of July driven by encouraging economic data in the U.S. and reducing the value of short positions held in heating and crude oil. Losses were posted to the Fund in the middle of the quarter as energy prices rose towards the end of August in connection with the possibility of supply disruption. Losses were posted to the Fund at the end of the quarter as the Trading Program reduced the value of crude holdings.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as metal markets experienced a relief rally in July contributing losses to the Trading Program’s short gold and copper positions. Losses were posted to the Fund in the middle of the quarter as precious metal prices rallied leading to further losses in short gold and silver positions. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s short gold and silver positions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2013 and 2012, the Fund’s average Month-end Net Asset Value was approximately $1,078,783,040 and $1,138,453,158, respectively.

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$7,663,591	0.71%	$15,231,197	$3,090,566
Currencies	15,607,911	1.45%	23,053,950	9,630,053
Energy	4,632,391	0.43%	6,356,357	2,909,443
Interest Rates	19,179,627	1.78%	27,556,919	12,484,496
Metals	17,884,286	1.66%	31,568,957	678,387
Stock Indices	6,700,699	0.62%	10,694,810	4,653,692

TOTAL	$71,668,505	6.65%	$114,462,190	$33,446,637

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$7,053,653	0.62%	$10,131,151	$2,551,027
Currencies	10,943,679	0.96%	21,700,144	2,669,987
Energy	5,760,194	0.51%	10,340,237	2,634,183
Interest Rates	20,458,639	1.80%	50,735,782	3,374,260
Metals	14,084,273	1.24%	19,236,534	11,058,755
Stock Indices	21,277,106	1.87%	40,619,481	5,593,646

TOTAL	$79,577,544	7.00%	$152,763,329	$27,881,858

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

The Fund also has non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cocoa and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2013.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Winton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$322,987	196,011	$1.6478
1/16/2013	479,700	287,332	1.6695
2/01/2013	687,765	408,654	1.6830
2/16/2013	202,215	120,187	1.6825
3/01/2013	665,222	397,813	1.6722
3/16/2013	953,101	555,550	1.7156
4/01/2013	609,655	356,941	1.7080
4/16/2013	294,450	168,981	1.7425
5/01/2013	888,132	505,683	1.7563
5/16/2013	638,191	361,807	1.7639
6/01/2013	892,637	519,035	1.7198
6/16/2013	611,325	367,140	1.6651
7/1/2013	1,361,373	812,809	1.6749
7/16/2013	587,792	350,502	1.6770
8/1/2013	1,419,784	859,693	1.6515
8/16/2013	1,283,641	789,787	1.6253
9/1/2013	372,939	233,189	1.5993
9/16/2013	175,501	106,261	1.6516
10/1/2013	449,638	272,922	1.6475

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$2,310,281	1,515,932	$1.5240
1/16/2013	1,756,726	1,138,218	1.5434
2/01/2013	3,752,324	2,412,760	1.5552
2/16/2013	4,874,741	3,136,495	1.5542
3/01/2013	1,482,729	960,317	1.5440
3/16/2013	993,006	627,135	1.5834
4/01/2013	1,920,572	1,218,869	1.5757
4/16/2013	3,075,241	1,913,772	1.6069
5/01/2013	2,559,704	1,581,138	1.6189
5/16/2013	825,808	508,096	1.6253
6/01/2013	2,248,368	1,419,425	1.5840
6/16/2013	871,933	568,813	1.5329
7/1/2013	2,514,938	1,631,699	1.5413
7/16/2013	1,175,259	761,869	1.5426
8/1/2013	962,790	634,040	1.5185
8/16/2013	2,653,323	1,776,223	1.4938
9/1/2013	1,287,375	876,182	1.4693
9/16/2013	1,487,479	980,734	1.5167
10/1/2013	1,227,983	811,997	1.5123

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$635,000	371,454	$1.7095
1/16/2013	250,000	144,250	1.7331
2/01/2013	5,848,429	3,345,401	1.7482
2/16/2013	—	—	1.7488
3/01/2013	848,000	487,580	1.7392
3/16/2013	—	—	1.7854
4/01/2013	—	—	1.7786
4/16/2013	—	—	1.8157
5/01/2013	—	—	1.8312
5/16/2013	—	—	1.8403
6/01/2013	—	—	1.7954
6/16/2013	—	—	1.7394
7/1/2013	—	—	1.7508
7/16/2013	49,925	28,464	1.7540
8/1/2013	2,189,000	1,266,489	1.7284
8/16/2013	—	—	1.7021
9/1/2013	—	—	1.6759
9/16/2013	—	—	1.7318
10/1/2013	—	—	1.7285

CLASS I

	Amount	Units	NAV (1)
1/01/2013	$898,000	532,180	$1.6874
1/16/2013	400,000	233,918	1.7100
2/01/2013	137,000	79,466	1.7240
2/16/2013	1,196,000	693,776	1.7239
3/01/2013	699,000	407,913	1.7136
3/16/2013	388,799	221,122	1.7583
4/01/2013	10,000	5,712	1.7508
4/16/2013	150,000	83,963	1.7865
5/01/2013	1,074,000	596,336	1.8010
5/16/2013	45,619	25,216	1.8091
6/01/2013	342,532	194,168	1.7641
6/16/2013	344,001	201,370	1.7083
7/1/2013	832,643	484,461	1.7187
7/16/2013	—	—	1.7211
8/1/2013	625,000	368,688	1.6952
8/16/2013	—	—	1.6686
9/1/2013	2,329,999	1,418,915	1.6421
9/16/2013	—	—	1.6961
10/1/2013	25,000	14,774	1.6922

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.7074
1/16/2013	—	—	1.7310
2/01/2013	—	—	1.7460
2/16/2013	—	—	1.7467
3/01/2013	—	—	1.7371
3/16/2013	—	—	1.7832
4/01/2013	—	—	1.7764
4/16/2013	—	—	1.8135
5/01/2013	—	—	1.8290
5/16/2013	—	—	1.8380
6/01/2013	—	—	1.7932
6/16/2013	—	—	1.7372
7/1/2013	—	—	1.7486
7/16/2013	—	—	1.7518
8/1/2013	—	—	1.7263
8/16/2013	—	—	1.7000
9/1/2013	—	—	1.6738
9/16/2013	—	—	1.7296
10/1/2013	—	—	1.7264

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.7935
1/16/2013	—	—	1.8186
2/01/2013	—	—	1.8348
2/16/2013	—	—	1.8359
3/01/2013	—	—	1.8262
3/16/2013	—	—	1.8737
4/01/2013	—	—	1.8680
4/16/2013	—	—	1.9078
5/01/2013	—	—	1.9255
5/16/2013	—	—	1.9360
6/01/2013	—	—	1.8861
6/16/2013	—	—	1.8289
7/1/2013	—	—	1.8413
7/16/2013	—	—	1.8451
8/1/2013	—	—	1.8186
8/16/2013	—	—	1.7913
9/1/2013	—	—	1.7640
9/16/2013	—	—	1.8232
10/1/2013	—	—	1.8202

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$450,000	$468,457	$0.9606
1/16/2013	—	—	0.9738
2/01/2013	765,000	778,784	0.9823
2/16/2013	1,050,000	1,068,485	0.9827
3/01/2013	1,430,000	1,463,215	0.9773
3/16/2013	1,595,734	1,590,644	1.0032
4/01/2013	772,000	772,463	0.9994
4/16/2013	348,000	341,110	1.0202
5/01/2013	356,000	345,967	1.0290
5/16/2013	549,392	531,275	1.0341
6/01/2013	45,000	44,608	1.0088
6/16/2013	422,908	432,731	0.9773
7/1/2013	3,345,725	3,401,164	0.9837
7/16/2013	185,000	187,703	0.9856
8/1/2013	316,000	325,371	0.9712
8/16/2013	888,000	928,482	0.9564
9/1/2013	527,538	560,198	0.9417
9/16/2013	43,000	44,188	0.9731
10/1/2013	1,102,000	1,134,679	0.9712

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$—
1/16/2013	—	—	—
2/01/2013	—	—	—
2/16/2013	—	—	—
3/01/2013	—	—	—
3/16/2013	—	—	—
4/01/2013	—	—	—
4/16/2013	—	—	—
5/01/2013	—	—	—
5/16/2013	35,824,000	35,824,000	1.0000
6/01/2013	—	—	0.9759
6/16/2013	10,118,000	10,696,691	0.9459
7/1/2013	—	—	0.9525
7/16/2013	—	—	0.9546
8/1/2013	—	—	0.9411
8/16/2013	—	—	0.9271
9/1/2013	—	—	0.9132
9/16/2013	—	—	0.9441
10/1/2013	—	—	0.9427

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$—
1/16/2013	—	—	—
2/01/2013	—	—	—
2/16/2013	—	—	—
3/01/2013	—	—	—
3/16/2013	—	—	—
4/01/2013	—	—	—
4/16/2013	—	—	—
5/01/2013	—	—	—
5/16/2013	—	—	—
6/01/2013	32,348,368	32,348,368	1.0000
6/16/2013	—	—	0.9692
7/1/2013	—	—	0.9759
7/16/2013	—	—	0.9782
8/1/2013	—	—	0.9643
8/16/2013	—	—	0.9500
9/1/2013	—	—	0.9358
9/16/2013	—	—	0.9674
10/1/2013	—	—	0.9660

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933  or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)