Form 10-K
period 2013-12-31
ML Winton FuturesAccess LLC
filed 2014-03-25
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2014 Units of limited liability company interest with an aggregate Net Asset Value of $930,116,437 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2013 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2013, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML WINTON FUTURESACCESS LLC

ANNUAL REPORT FOR 2013 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

ML Winton FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities.  Winton Capital Management Limited (“Winton” or “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor trades the Winton Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the sponsor and manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.  Bank of America Corporation and its affiliates are referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s).  Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International  (“MLI”).  MLPF&S, MLIB and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds are composed of direct-trading funds advised by a single trading advisor or funds of funds for which the Sponsor  acts as the advisor and allocates capital among multiple commodity trading advisors.  Investors can allocate and reallocate capital among different FuturesAccess Funds. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Trading Program employs a “systematic” approach to trading financial instruments where the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders, based upon the instructions generated by a computer-based system, see “Trading Advisors’ Trading Program,” below.  The Trading Advisor is registered under the Investment Advisers Act of 1940 (the “Advisers Act”).

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the first and sixteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2013, the Net Asset Value of the Fund  was $978,349,405 and the Net Asset Value per Unit was, $1.7385 for Class A, $1.5919 for Class C, $1.8309 for Class D, $1.7875 for Class I, $1.8286 for Class DS, $1.9307 for Class DT , $1.0288 for Class M, $1.0007 for Class F and  $1.0254 for Class F1.

Since the Fund began trading activities, the highest and lowest month-end Net Asset per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.7639 (May 15, 2013) and the lowest was $1.0223 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class C was $1.6474 (August 31, 2011) and the lowest was $1.0214 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class I was $1.8091 (May 15, 2013) and the lowest was $1.0226 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class D was $1.8403 (May 15, 2013) and the lowest was $0.9601 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class DS was $1.8380 (May 15, 2013) and the lowest was $1.0733 (March 31, 2007). The highest month-end Net Asset Value per Unit for Class DT was $1.9360 (May 15, 2013) and the lowest was $1.1867 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class M was $1.0341 (May 15, 2013) and the lowest was $0.9282 (November 15, 2012). The highest month-end Net Asset Value per Unit for Class F was $1.0007 (December 31, 2013) and the lowest was $0.9132 (August 31, 2013). The highest month-end Net Asset Value per Unit for Class F1 was $1.0254 (December 31, 2013) and the lowest was $0.9358 (August 31, 2013).

(b)                             Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until December 31, 2014.  Thereafter, the advisory agreement will be automatically renewed for successive three-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Fund upon 90 days’ notice to the other party. The advisory agreement may, however, be terminated at any time by the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, as a result of a material breach of the advisory agreement by the other party, after due notice and an opportunity to cure.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program pursues a diversified trading strategy that does not necessarily rely on favorable conditions in any particular market or on the direction of market prices to generate profits.

The Trading Program employs what is traditionally known as a “systematic” approach to trading financial instruments.  In this context, the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders, based on the instructions generated by the Winton Computer Trading System (the “Winton Trading System”).  The majority of trades in the Trading Program are in fact executed electronically.  The Trading Program blends short-term trading with long-term trend following, using multiple time frames in addition to multiple systems.  The Trading Program seeks to allocate for diversification.

The Trading Program can be thought of as more “technical” than “fundamental” in nature.  The term “technical analysis” is generally used to refer to analysis based on data intrinsic to a market, such as price and volume.  It is often contrasted with “fundamental analysis” which relies on analysis of factors external to a market, such as crop conditions, the weather or supply and demand.

The Trading Program relates the probability of the size and direction of future price movements with certain indicators derived from past price movements to produce algorithms that characterize the degree of trending of each market at any point in time.

In addition to its trend-following systems, the Trading Program contains certain “non-directional” systems that derive their forecasts from ideas outside of technical analysis.  These are quantitative systems where the primary input is not the market price.  For example, the input could be information about the yield curve or an economic variable.  These systems work in the same way as those that are based on technical analysis, except that they use a different set of forecasting variables.

While discretionary inputs are generally not essential to the effectiveness of a “systematic” trading model, it is nonetheless important to recognize that given the often rapid and unpredictable nature of some market events, not every decision to change the Winton Trading System can be conceived as entirely “systematic” and some may be more “discretionary” in nature.  Examples of discretionary actions might include decreasing the margin-to-equity ratio, liquidating all positions in certain markets or declining to execute an order generated by the Winton Trading System.  This discretionary decision-making would normally only be taken in order to reduce risk and would generally be temporary in nature.  However, these actions may not enhance the performance of the Trading Program over what might have otherwise been achieved without the exercise of such discretion.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during 2013.

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

Markets

The Trading Program trades over 100 international futures, options and forward markets, government securities such as bonds, as well as certain OTC instruments, which include F/X forward contracts and may include interest rate forward contracts and swaps.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — may differ from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2013 and 2012 are as follows:

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,692	$(904,240)	-0.09%	(3,532)	$3,600,461	0.37%	$2,696,221	0.28%	January 2014 - May 2014
Currencies - Futures	4,996	3,146,465	0.32%	(3,705)	4,093,122	0.42%	7,239,587	0.74%	March 2014
Currencies - Forwards*	138,254,480,312	927,780	0.09%	(3,593,062,052)	(688,767)	-0.07%	239,013	0.02%	January 2014 - June 2014
Energy	693	407,390	0.04%	(303)	(596,799)	-0.06%	(189,409)	-0.02%	January 2014 - March 2014
Interest rates	19,506	(5,225,777)	-0.53%	(1,606)	631,192	0.06%	(4,594,585)	-0.47%	February 2014 - December 2016
Metals	641	35,533	0.00%	(1,131)	2,627,090	0.27%	2,662,623	0.27%	January 2014 - April 2014
Stock indices	8,131	22,478,186	2.30%	(41)	(2,965)	0.00%	22,475,221	2.30%	January 2014 - March 2014

Total, net		$20,865,337	2.13%		$9,663,334	0.99%	$30,528,671	3.12%

December 31, 2012

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	699	$(1,095,039)	-0.10%	(1,992)	$159,061	0.01%	$(935,978)	-0.09%	January 2013 - May 2013
Currencies - Futures	6,497	(674,405)	-0.06%	(1,892)	12,880,662	1.18%	12,206,257	1.12%	March 2013
Currencies - Forwards*	175,546,642,037	2,787,207	0.25%	(103,642,972,722)	(1,636,300)	-0.15%	1,150,907	0.10%	January 2013 - May 2013
Energy	191	455,395	0.04%	(760)	(1,295,491)	-0.12%	(840,096)	-0.08%	January 2013 - March 2013
Interest rates	23,739	3,139,701	0.29%	(491)	(93,348)	-0.01%	3,046,353	0.28%	January 2013 - December 2015
Metals	1,133	(4,627,214)	-0.42%	(581)	(2,550,129)	-0.23%	(7,177,343)	-0.65%	January 2013 - May 2013
Stock indices	9,645	3,400,966	0.31%	(42)	(14,280)	0.00%	3,386,686	0.31%	January 2013 - March 2013

Total, net		$3,386,611	0.31%		$7,450,175	0.68%	$10,836,786	0.99%

*Currencies — Forwards are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of the Fund’s Members’ capital as of December 31, 2013 and 2012.  With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2013 the Fund employed $74,790,241 as initial margin to support futures positions and $34,624,129 as collateral supporting its forward positions, representing approximately 7.43% and 3.44%, respectively, of the Fund’s total assets as of such date.

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s balance sheet.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

MLPF&S and any other BAC affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest rate environments in which the Fund receives little or no interest on these cash assets.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.   Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

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

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$2,145,799	0.20%	$2,111,326	0.19%	$1,536,998	0.15%
Sponsor fees	15,912,263	1.50%	17,137,471	1.53%	13,783,782	1.36%
Management fees	21,013,843	1.98%	22,799,470	2.03%	20,733,371	2.04%
Performance fees	6,385,339	0.60%	519	0.00%	14,143,666	1.39%
Total	$45,457,244	4.28%	$42,048,786	3.75%	$50,197,817	4.94%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on its forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Assets Value during 2013, 2012, and 2011 equaled $1,062,136,383, $1,121,818,669 and $1,015,392,798, respectively.

During 2013, the interest expense for the Fund was $(370,405), or approximately 0.03% of the Fund’s average month-end Net Assets Value. During 2012, the interest expense for the Fund was $(268,920), or approximately 0.02% of the Fund’s average month-end Net Assets Value. During 2011, the Fund earned $14,326 in interest income, or approximately 0.00% of the Fund’s average month-end Net Assets Value.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage commissions

During 2013, 2012 and 2011 round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $4.48, $5.48 and $5.47, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units Class D, Class DS, Class DT, Class F, Class F-1, Class G and Class M Units do not pay Sponsor fees. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a subscription is based on the subscription amount. Sales commissions are deducted from subscription amounts. Units purchased and reflected in the Fund’s records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT, Class F-1 and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which Class M Units are held

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid–ask spreads

Bid–ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purposes of generally accepted accounting principles.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Winton and MLAI	Performance fees

The Fund pays a 20% annual performance fee to Winton with respect to Class A Class C, Class I, Class D, Class DS, Class F, Class F-1, Class G and Class M Units. The Fund pays a 15% annual performance fee to Winton with respect to Class DT Units. The Fund calculates performance fees based on the aggregate performance of all classes subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Fund as a whole or of specific Units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits. “New Trading Profits” equal any increase in the Net Asset Value, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the High Water Mark in respect of the Class Group. The “High Water Mark” equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund. With respect to the Class A Units, Class C Units, Class D Units, Class G Units, Class I Units, Class M Units, and Class DS Units, Winton has agreed to share with MLAI 25% of the performance fee. With respect to Class F Units and Class F-1 Units, Winton has agreed to share with MLAI 12.5% of the performance fee. Winton has agreed to share these fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and operational support for the Fund. This fee sharing arrangement does not apply in respect of Class DT Units. Winton has agreed to share these performance fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and support services for the Fund. This fee sharing does not apply in respect of Class DT Units.

Winton and MLAI	Management Fees

A flat rate monthly net charge of 0.1667% of the Fund’s month-end net assets (a 2% annual rate) except for Class F and Class F1 which are charged 1%, class G which is charged 1.25% and Class DT which is charged 1.50%. With respect to Class A Units, Class C Units, Class I Units, Class D Units, Class DS Units and Class M Units, Winton has agreed to share 25% of its management fees with MLAI. With respect to Class F Units and Class F-1 Units, Winton has agreed to share 15% of its management fees with MLAI. With respect to Class G Units, Winton has agreed to share 20% of its management fees with MLAI. Winton has agreed to share these management fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and operational support for the Fund. The fee sharing does not apply in respect of Class DT Units.

Others	Operating expenses of the Fund including audit, legal and tax services.	Actual payments to third parties.

MLAI; Others	Ongoing offering costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Advisers Act.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A: Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

Volatile Markets; Highly Leveraged Trading

Trading in the futures and OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permit an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisor may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc., and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

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

Recently it was alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation.  Certain of these banks have been fined by, or entered into civil or criminal settlements with, various international regulators, involving the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules. In November 2013, the CFTC proposed a new set of speculative position rules which are not yet finalized (or effective).

In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules proposed by the CFTC in November 2013, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

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

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

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

Government Intervention; Market Disruptions

The global financial markets have in the past several years experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds such as the Fund from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, swaps, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by the Reform Act to be centrally cleared or traded on a regulated market.  The Reform Act may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these requirements apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or  MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years.  In addition, while the Reform Act’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

Certain steps are underway to regulate derivative transactions in the European Union (“E.U.”).  On August 16, 2012, the E.U. Market Infrastructure Regulation on OTC derivatives, central counterparties and trade repositories (“EMIR”) became effective. EMIR will largely be implemented through secondary  or “Level 2” measures, and it is uncertain when these measures will take effect given that they are still being negotiated. However, it is likely that some aspects of EMIR, such as the obligation to timely confirm uncleared OTC derivatives transactions, will become effective some time in 2013. EMIR introduces certain requirements in respect of OTC derivative contracts, which will apply primarily to “financial counterparties” such as E.U.-authorized investment firms, credit institutions, insurance companies, UCITS and alternative investment funds managed by E.U. authorized alternative investment fund managers, and non-financial counterparties exceeding a certain threshold. Certain obligations under EMIR will also apply to non-E.U. counterparties, such as the Fund, where the counterparties’ contracts would be subject to EMIR if they were established in the E.U. and where their contract has a “direct, substantial and foreseeable effect” within the E.U., or where the obligation is necessary to prevent evasion of EMIR.  In particular, EMIR imposes a general obligation to clear OTC derivative contracts through a duly authorized central counterparty (“CCP”) where those contracts belong to a class of derivatives which has been declared subject to the clearing obligation.  Under EMIR, a CCP will be used to meet the clearing obligations by interposing itself between the counterparties to the eligible derivative contracts.  CCPs will connect with some derivative counterparties through their clearing members; other counterparties may clear via “indirect” clearing arrangements. Each derivative counterparty will be required to post both initial and variation margin to the clearing member, which in turn will be required to post margin to the CCP, or to the clearing member’s client in an indirect arrangement.  EMIR requires CCPs to accept only highly liquid collateral with minimal credit and market risk.  In relation to OTC derivatives which are not subject to the clearing obligation, counterparties which are subject to EMIR will have to ensure that appropriate procedures and arrangements are in place to measure, monitor and mitigate operational and credit risk. For example, counterparties will have to confirm contracts in a timely fashion, set up reconciliation, dispute resolution and compression procedures, exchange collateral and mark contracts to market or model on a daily basis.  In addition, all counterparties and CCPs will be required to report their transactions in derivatives to a registered or recognized trade repository or, where no trade repository has been authorized in connection with a particular class of derivatives, to the European Securities and Markets Authority (“ESMA”).

Certain Level 2 measures that will provide more detailed rules that give effect to EMIR have not yet been finalized.  In addition, ESMA has not yet identified and approved the list of derivatives subject to the clearing obligation.  The E.U. regulatory framework relating to derivatives is established not only by EMIR but also by the proposals to “recast” the existing Markets in Financial Instruments Directive (“MiFID II”) which have not been finalized. In particular, MiFID II is expected to require transactions in derivatives to be traded on a regulated market and centrally cleared. In this respect, it is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (“BHCA”) and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effect on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

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

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)           Market Information:

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing oral or written notice by the “Subscription/Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)           Holders:

As of December 31, 2013, there were 8,996 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

(c)           Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph:

Not applicable

(f)                                   Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$322,987	196,011	$1.6478
1/16/2013	479,700	287,332	1.6695
2/1/2013	687,765	408,654	1.6830
2/16/2013	202,215	120,187	1.6825
3/1/2013	665,222	397,813	1.6722
3/16/2013	953,101	555,550	1.7156
4/1/2013	609,655	356,941	1.7080
4/16/2013	294,450	168,981	1.7425
5/1/2013	888,132	505,683	1.7563
5/16/2013	638,191	361,807	1.7639
6/1/2013	892,637	519,035	1.7198
6/16/2013	611,325	367,140	1.6651
7/1/2013	1,361,373	812,809	1.6749
7/16/2013	587,792	350,502	1.6770
8/1/2013	1,419,784	859,693	1.6515
8/16/2013	1,283,641	789,787	1.6253
9/1/2013	372,939	233,189	1.5993
9/16/2013	175,501	106,261	1.6516
10/1/2013	449,638	272,922	1.6475
10/16/2013	243,750	147,059	1.6575
11/1/2013	473,913	280,256	1.6910
11/16/2013	576,815	338,288	1.7051
12/1/2013	931,826	537,912	1.7323
12/16/2013	976,267	573,196	1.7032
1/1/2014	1,025,151	589,675	1.7385
1/16/2014	185,969	107,379	1.7319
2/1/2014	613,575	361,628	1.6967

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$2,310,281	1,515,932	$1.5240
1/16/2013	1,756,726	1,138,218	1.5434
2/1/2013	3,752,324	2,412,760	1.5552
2/16/2013	4,874,741	3,136,495	1.5542
3/1/2013	1,482,729	960,317	1.5440
3/16/2013	993,006	627,135	1.5834
4/1/2013	1,920,572	1,218,869	1.5757
4/16/2013	3,075,241	1,913,772	1.6069
5/1/2013	2,559,704	1,581,138	1.6189
5/16/2013	825,808	508,096	1.6253
6/1/2013	2,248,368	1,419,425	1.5840
6/16/2013	871,933	568,813	1.5329
7/1/2013	2,514,938	1,631,699	1.5413
7/16/2013	1,175,259	761,869	1.5426
8/1/2013	962,790	634,040	1.5185
8/16/2013	2,653,323	1,776,223	1.4938
9/1/2013	1,287,375	876,182	1.4693
9/16/2013	1,487,479	980,734	1.5167
10/1/2013	1,227,983	811,997	1.5123
10/16/2013	825,728	542,921	1.5209
11/1/2013	1,543,656	995,265	1.5510
11/16/2013	1,975,744	1,263,910	1.5632
12/1/2013	1,588,414	1,000,576	1.5875
12/16/2013	2,736,752	1,754,216	1.5601
1/1/2014	2,979,226	1,871,491	1.5919
1/16/2014	962,593	607,276	1.5851
2/1/2014	3,696,311	2,381,183	1.5523

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$635,000	371,454	$1.7095
1/16/2013	250,000	144,250	1.7331
2/1/2013	5,848,429	3,345,401	1.7482
2/16/2013	—	—	1.7488
3/1/2013	848,000	487,580	1.7392
3/16/2013	—	—	1.7854
4/1/2013	—	—	1.7786
4/16/2013	—	—	1.8157
5/1/2013	—	—	1.8312
5/16/2013	—	—	1.8403
6/1/2013	—	—	1.7954
6/16/2013	—	—	1.7394
7/1/2013	—	—	1.7508
7/16/2013	49,925	28,464	1.7540
8/1/2013	2,189,000	1,266,489	1.7284
8/16/2013	—	—	1.7021
9/1/2013	—	—	1.6759
9/16/2013	—	—	1.7318
10/1/2013	—	—	1.7285
10/16/2013	—	—	1.7402
11/1/2013	1,000,000	562,905	1.7765
11/16/2013	—	—	1.7923
12/1/2013	—	—	1.8221
12/16/2013	—	—	1.7925
1/1/2014	215,000	117,429	1.8309
1/16/2014	—	—	1.8250
2/1/2014	14,000	7,825	1.7891

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$898,000	532,180	$1.6874
1/16/2013	400,000	233,918	1.7100
2/1/2013	137,000	79,466	1.7240
2/16/2013	1,196,000	693,776	1.7239
3/1/2013	699,000	407,913	1.7136
3/16/2013	388,799	221,122	1.7583
4/1/2013	10,000	5,712	1.7508
4/16/2013	150,000	83,963	1.7865
5/1/2013	1,074,000	596,336	1.8010
5/16/2013	45,619	25,216	1.8091
6/1/2013	342,532	194,168	1.7641
6/16/2013	344,001	201,370	1.7083
7/1/2013	832,643	484,461	1.7187
7/16/2013	—	—	1.7211
8/1/2013	625,000	368,688	1.6952
8/16/2013	—	—	1.6686
9/1/2013	2,329,999	1,418,915	1.6421
9/16/2013	—	—	1.6961
10/1/2013	25,000	14,774	1.6922
10/16/2013	—	—	1.7028
11/1/2013	1,776,677	1,022,548	1.7375
11/16/2013	14,925	8,518	1.7522
12/1/2013	470,842	264,444	1.7805
12/16/2013	220,132	125,732	1.7508
1/1/2014	1,342,225	750,895	1.7875
1/16/2014	—	—	1.7809
2/1/2014	91,084	52,194	1.7451

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$—	—	$1.7074
1/16/2013	—	—	1.7310
2/1/2013	—	—	1.7460
2/16/2013	—	—	1.7467
3/1/2013	—	—	1.7371
3/16/2013	—	—	1.7832
4/1/2013	—	—	1.7764
4/16/2013	—	—	1.8135
5/1/2013	—	—	1.8290
5/16/2013	—	—	1.8380
6/1/2013	—	—	1.7932
6/16/2013	—	—	1.7372
7/1/2013	—	—	1.7486
7/16/2013	—	—	1.7518
8/1/2013	—	—	1.7263
8/16/2013	—	—	1.7000
9/1/2013	—	—	1.6738
9/16/2013	—	—	1.7296
10/1/2013	—	—	1.7264
10/16/2013	—	—	1.7380
11/1/2013	—	—	1.7743
11/16/2013	—	—	1.7901
12/1/2013	—	—	1.8199
12/16/2013	—	—	1.7903
1/1/2014	—	—	1.8286
1/16/2014	—	—	1.8228
2/1/2014	—	—	1.7869

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$—	—	$1.7935
1/16/2013	—	—	1.8186
2/1/2013	—	—	1.8348
2/16/2013	—	—	1.8359
3/1/2013	—	—	1.8262
3/16/2013	—	—	1.8737
4/1/2013	—	—	1.8680
4/16/2013	—	—	1.9078
5/1/2013	—	—	1.9255
5/16/2013	—	—	1.9360
6/1/2013	—	—	1.8861
6/16/2013	—	—	1.8289
7/1/2013	—	—	1.8413
7/16/2013	—	—	1.8451
8/1/2013	—	—	1.8186
8/16/2013	—	—	1.7913
9/1/2013	—	—	1.7640
9/16/2013	—	—	1.8232
10/1/2013	—	—	1.8202
10/16/2013	—	—	1.8328
11/1/2013	—	—	1.8706
11/16/2013	—	—	1.8866
12/1/2013	—	—	1.9202
12/16/2013	—	—	1.8875
1/1/2014	—	—	1.9307
1/16/2014	—	—	1.9249
2/1/2014	—	—	1.8875

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$450,000	468,457	$0.9606
1/16/2013	—	—	0.9738
2/1/2013	765,000	778,784	0.9823
2/16/2013	1,050,000	1,068,485	0.9827
3/1/2013	1,430,000	1,463,215	0.9773
3/16/2013	1,595,734	1,590,644	1.0032
4/1/2013	772,000	772,463	0.9994
4/16/2013	348,000	341,110	1.0202
5/1/2013	356,000	345,967	1.0290
5/16/2013	549,392	531,275	1.0341
6/1/2013	45,000	44,608	1.0088
6/16/2013	422,908	432,731	0.9773
7/1/2013	3,345,725	3,401,164	0.9837
7/16/2013	185,000	187,703	0.9856
8/1/2013	316,000	325,371	0.9712
8/16/2013	888,000	928,482	0.9564
9/1/2013	527,538	560,198	0.9417
9/16/2013	43,000	44,188	0.9731
10/1/2013	1,102,000	1,134,679	0.9712
10/16/2013	—	—	0.9778
11/1/2013	249,000	249,449	0.9982
11/16/2013	24,856	24,681	1.0071
12/1/2013	1,226,190	1,197,685	1.0238
12/16/2013	639,013	634,445	1.0072
1/1/2014	1,097,617	1,066,890	1.0288
1/16/2014	35,000	34,130	1.0255
2/1/2014	1,489,860	1,482,005	1.0053

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$—	—	$—
1/16/2013	—	—	—
2/1/2013	—	—	—
2/16/2013	—	—	—
3/1/2013	—	—	—
3/16/2013	—	—	—
4/1/2013	—	—	—
4/16/2013	—	—	—
5/1/2013	—	—	—
5/16/2013	35,824,000	35,824,000	1.0000
6/1/2013	—	—	0.9759
6/16/2013	10,118,000	10,696,691	0.9459
7/1/2013	—	—	0.9525
7/16/2013	—	—	0.9546
8/1/2013	—	—	0.9411
8/16/2013	—	—	0.9271
9/1/2013	—	—	0.9132
9/16/2013	—	—	0.9441
10/1/2013	—	—	0.9427
10/16/2013	—	—	0.9495
11/1/2013	—	—	0.9697
11/16/2013	—	—	0.9787
12/1/2013	—	—	0.9953
12/16/2013	—	—	0.9794
1/1/2014	—	—	1.0007
1/16/2014	—	—	0.9979
2/1/2014	—	—	0.9787

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2013	$—	—	$—
1/16/2013	—	—	—
2/1/2013	—	—	—
2/16/2013	—	—	—
3/1/2013	—	—	—
3/16/2013	—	—	—
4/1/2013	—	—	—
4/16/2013	—	—	—
5/1/2013	—	—	—
5/16/2013	—	—	—
6/1/2013	32,348,368	32,348,368	1.0000
6/16/2013	—	—	0.9692
7/1/2013	—	—	0.9759
7/16/2013	—	—	0.9782
8/1/2013	—	—	0.9643
8/16/2013	—	—	0.9500
9/1/2013	—	—	0.9358
9/16/2013	—	—	0.9674
10/1/2013	—	—	0.9660
10/16/2013	—	—	0.9729
11/1/2013	—	—	0.9936
11/16/2013	—	—	1.0028
12/1/2013	—	—	1.0198
12/16/2013	—	—	1.0036
1/1/2014	—	—	1.0254
1/16/2014	—	—	1.0225
2/1/2014	—	—	1.0028

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts. Class C, Class DS, Class DT, Class M, Class F and Class F1 Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009

Trading profit (loss)
Realized, net	$84,320,010	$(12,985,638)	$99,005,031	$106,905,362	$(26,823,655)
Change in unrealized, net	19,691,885	(12,556,280)	(4,178,895)	24,266,795	(11,425,948)
Brokerage commissions	(1,310,913)	(1,658,223)	(1,079,201)	(985,164)	(772,176)
Total trading profit (loss)	102,700,982	(27,200,141)	93,746,935	130,186,993	(39,021,779)

INVESTMENT INCOME (EXPENSE):
Interest	(370,405)	(268,920)	14,326	(923)	51,172

EXPENSES:
Management fees	21,013,843	22,799,470	20,733,371	16,085,528	15,244,224
Performance fees	6,385,339	519	14,143,666	11,615,788	583
Sponsor fees	15,912,263	17,137,471	13,783,782	9,798,981	9,536,904
Other	2,145,799	2,111,326	1,536,998	1,248,555	1,349,841
Total Expenses	45,457,244	42,048,786	50,197,817	38,748,852	26,131,552

NET INVESTMENT LOSS	(45,827,649)	(42,317,706)	(50,183,491)	(38,749,775)	(26,080,380)

NET INCOME (LOSS)	$56,873,333	$(69,517,847)	$43,563,444	$91,437,218	$(65,102,159)

Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009

Members’ Capital	$978,349,405	$1,092,387,177	$1,119,101,391	$897,470,308	$750,036,467
Net Asset Value per Class A Unit	1.7385	1.6478	1.7496	1.6810	1.5088
Net Asset Value per Class C Unit	1.5919	1.5240	1.6344	1.5862	1.4380
Net Asset Value per Class D Unit	1.8309	1.7095	1.7881	1.6924	1.4964
Net Asset Value per Class I Unit	1.7875	1.6874	1.7846	1.7078	1.5267
Net Asset Value per Class DS Unit	1.8286	1.7074	1.7859	1.6903	1.4946
Net Asset Value per Class DT Unit	1.9307	1.7935	1.8666	1.7532	1.5377
Net Asset Value per Class M Unit*	1.0288	0.9606	0.0000	0.0000	0.0000
Net Asset Value per Class F Unit**	1.0007	0.0000	0.0000	0.0000	0.0000
Net Asset Value per Class F1 Unit***	1.0254	0.0000	0.0000	0.0000	0.0000

* Units issued on March 1, 2012.

** Units issued on May 16, 2013.

*** Units issued on June 1, 2013.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2009	n/a	$1.6553	n/a	$1.6464	n/a	$1.6155	n/a	$1.5632	n/a	$1.5257	n/a	$1.5024
2010	n/a	$1.4713	n/a	$1.5023	n/a	$1.5668	n/a	$1.5878	n/a	$1.5790	n/a	$1.6010
2011	n/a	$1.6790	n/a	$1.7029	n/a	$1.6995	n/a	$1.7446	n/a	$1.7047	n/a	$1.6636
2012	n/a	$1.7560	n/a	$1.7371	n/a	$1.7217	n/a	$1.7186	n/a	$1.7165	n/a	$1.6545
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080	$1.7425	$1.7563	$1.7639	$1.7198	$1.6651	$1.6749

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.4745	n/a	$1.4752	n/a	$1.5086	n/a	$1.4850	n/a	$1.5556	n/a	$1.5088
2010	n/a	$1.5506	n/a	$1.6239	n/a	$1.6297	n/a	$1.6666	n/a	$1.6288	n/a	$1.6810
2011	n/a	$1.7315	n/a	$1.7576	n/a	$1.7581	n/a	$1.7196	n/a	$1.7295	n/a	$1.7496
2012	n/a	$1.7251	n/a	$1.7004	n/a	$1.6573	$1.6313	$1.6115	$1.5952	$1.6279	$1.6432	$1.6478

2013	$1.6770	$1.6515	$1.6253	$1.5993	$1.6516	$1.6475	$1.6575	$1.6910	$1.7051	$1.7323	$1.7032	$1.7385

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2009	n/a	$1.5921	n/a	$1.5822	n/a	$1.5513	n/a	$1.4998	n/a	$1.4626	n/a	$1.4391
2010	n/a	$1.4011	n/a	$1.4295	n/a	$1.4896	n/a	$1.5083	n/a	$1.4986	n/a	$1.5182
2011	n/a	$1.5830	n/a	$1.6041	n/a	$1.5996	n/a	$1.6407	n/a	$1.6018	n/a	$1.5619
2012	n/a	$1.6390	n/a	$1.6200	n/a	$1.6043	n/a	$1.6001	n/a	$1.5968	n/a	$1.5379
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757	$1.6069	$1.6189	$1.6253	$1.5840	$1.5329	$1.5413

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.4112	n/a	$1.4107	n/a	$1.4415	n/a	$1.4177	n/a	$1.4838	n/a	$1.4380
2010	n/a	$1.4692	n/a	$1.5374	n/a	$1.5416	n/a	$1.5752	n/a	$1.5381	n/a	$1.5862
2011	n/a	$1.6243	n/a	$1.6474	n/a	$1.6465	n/a	$1.6090	n/a	$1.6170	n/a	$1.6344
2012	n/a	$1.6021	n/a	$1.5779	n/a	$1.5367	$1.5119	$1.4929	$1.4772	$1.5069	$1.5203	$1.5240

2013	$1.5426	$1.5185	$1.4938	$1.4693	$1.5167	$1.5123	$1.5209	$1.5510	$1.5632	$1.5875	$1.5601	$1.5919

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2009	n/a	$1.6193	n/a	$1.6126	n/a	$1.5842	n/a	$1.5349	n/a	$1.4999	n/a	$1.4789
2010	n/a	$1.4610	n/a	$1.4937	n/a	$1.5598	n/a	$1.5827	n/a	$1.5758	n/a	$1.5998
2011	n/a	$1.6925	n/a	$1.7187	n/a	$1.7175	n/a	$1.7652	n/a	$1.7270	n/a	$1.6875
2012	n/a	$1.7969	n/a	$1.7798	n/a	$1.7662	n/a	$1.7652	n/a	$1.7653	n/a	$1.7037
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786	$1.8157	$1.8312	$1.8403	$1.7954	$1.7394	$1.7508

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.4532	n/a	$1.4558	n/a	$1.4906	n/a	$1.4691	n/a	$1.5408	n/a	$1.4964
2010	n/a	$1.5514	n/a	$1.6268	n/a	$1.6346	n/a	$1.6737	n/a	$1.6377	n/a	$1.6924
2011	n/a	$1.7585	n/a	$1.7873	n/a	$1.7900	n/a	$1.7530	n/a	$1.7653	n/a	$1.7881
2012	n/a	$1.7785	n/a	$1.7553	n/a	$1.7130	$1.6870	$1.6676	$1.6518	$1.6868	$1.7037	$1.7095

2013	$1.7540	$1.7284	$1.7021	$1.6759	$1.7318	$1.7285	$1.7402	$1.7765	$1.7923	$1.8221	$1.7925	$1.8309

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2009	n/a	$1.6687	n/a	$1.6603	n/a	$1.6297	n/a	$1.5774	n/a	$1.5401	n/a	$1.5172
2010	n/a	$1.4892	n/a	$1.5211	n/a	$1.5870	n/a	$1.6088	n/a	$1.6004	n/a	$1.6232
2011	n/a	$1.7063	n/a	$1.7311	n/a	$1.7283	n/a	$1.7747	n/a	$1.7346	n/a	$1.6934
2012	n/a	$1.7916	n/a	$1.7730	n/a	$1.7578	n/a	$1.7553	n/a	$1.7537	n/a	$1.6910
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508	$1.7865	$1.8010	$1.8091	$1.7641	$1.7083	$1.7187

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.4894	n/a	$1.4907	n/a	$1.5250	n/a	$1.5015	n/a	$1.5734	n/a	$1.5267
2010	n/a	$1.5726	n/a	$1.6475	n/a	$1.6540	n/a	$1.6919	n/a	$1.6541	n/a	$1.7078
2011	n/a	$1.7631	n/a	$1.7903	n/a	$1.7914	n/a	$1.7527	n/a	$1.7634	n/a	$1.7846
2012	n/a	$1.7636	n/a	$1.7390	n/a	$1.6955	$1.6691	$1.6491	$1.6328	$1.6665	$1.6824	$1.6874

2013	$1.7211	$1.6952	$1.6686	$1.6421	$1.6961	$1.6922	$1.7028	$1.7375	$1.7522	$1.7805	$1.7508	$1.7875

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2009	n/a	$1.6173	n/a	$1.6106	n/a	$1.5822	n/a	$1.5329	n/a	$1.4980	n/a	$1.4771
2010	n/a	$1.4592	n/a	$1.4919	n/a	$1.5579	n/a	$1.5807	n/a	$1.5739	n/a	$1.5978
2011	n/a	$1.6905	n/a	$1.7166	n/a	$1.7153	n/a	$1.7631	n/a	$1.7249	n/a	$1.6854
2012	n/a	$1.7947	n/a	$1.7776	n/a	$1.7640	n/a	$1.7631	n/a	$1.7631	n/a	$1.7016
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764	$1.8135	$1.8290	$1.8380	$1.7932	$1.7372	$1.7486

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.4514	n/a	$1.4540	n/a	$1.4888	n/a	$1.4673	n/a	$1.5389	n/a	$1.4946
2010	n/a	$1.5495	n/a	$1.6248	n/a	$1.6326	n/a	$1.6716	n/a	$1.6357	n/a	$1.6903
2011	n/a	$1.7564	n/a	$1.7851	n/a	$1.7878	n/a	$1.7508	n/a	$1.7632	n/a	$1.7859
2012	n/a	$1.7763	n/a	$1.7532	n/a	$1.7109	$1.6850	$1.6656	$1.6498	$1.6847	$1.7016	$1.7074

2013	$1.7518	$1.7263	$1.7000	$1.6738	$1.7296	$1.7264	$1.7380	$1.7743	$1.7901	$1.8199	$1.7903	$1.8286

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2009	n/a	$1.6568	n/a	$1.6500	n/a	$1.6217	n/a	$1.5718	n/a	$1.5367	n/a	$1.5159
2010	n/a	$1.5020	n/a	$1.5362	n/a	$1.6048	n/a	$1.6291	n/a	$1.6227	n/a	$1.6480
2011	n/a	$1.7540	n/a	$1.7834	n/a	$1.7827	n/a	$1.8360	n/a	$1.7944	n/a	$1.7532
2012	n/a	$1.8769	n/a	$1.8594	n/a	$1.8460	n/a	$1.8458	n/a	$1.8466	n/a	$1.7829
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680	$1.9078	$1.9255	$1.9360	$1.8861	$1.8289	$1.8413

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.4902	n/a	$1.4934	n/a	$1.5298	n/a	$1.5083	n/a	$1.5827	n/a	$1.5377
2010	n/a	$1.5988	n/a	$1.6788	n/a	$1.6879	n/a	$1.7314	n/a	$1.6925	n/a	$1.7532
2011	n/a	$1.8305	n/a	$1.8630	n/a	$1.8667	n/a	$1.8263	n/a	$1.8407	n/a	$1.8666
2012	n/a	$1.8620	n/a	$1.8385	n/a	$1.7949	$1.7681	$1.7481	$1.7319	$1.7689	$1.7870	$1.7935

2013	$1.8451	$1.8186	$1.7913	$1.7640	$1.8232	$1.8202	$1.8328	$1.8706	$1.8866	$1.9202	$1.8875	$1.9307

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	$0.9924	n/a	$0.9919	n/a	$0.9919	n/a	$0.9573

2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994	$1.0202	$1.0290	$1.0341	$1.0088	$0.9773	$0.9837

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$0.9993	n/a	$0.9863	n/a	$0.9625	$0.9479	$0.9370	$0.9282	$0.9478	$0.9573	$0.9606

2013	$0.9856	$0.9712	$0.9564	$0.9417	$0.9731	$0.9712	$0.9778	$0.9982	$1.0071	$1.0238	$1.0072	$1.0288

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9759	$0.9459	$0.9525

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.9546	$0.9411	$0.9271	$0.9132	$0.9441	$0.9427	$0.9495	$0.9697	$0.9787	$0.9953	$0.9794	$1.0007

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9692	$0.9759

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.9782	$0.9643	$0.9500	$0.9358	$0.9674	$0.9660	$0.9729	$0.9936	$1.0028	$1.0198	$1.0036	$1.0254

ML WINTON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $283,739,110

Current Capitalization: $155,214,109

Worst Monthly Drawdown(2):  (6.23)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (11.13)%  (February 2009 - October 2010)

Net Asset Value per Unit Class A, December 31, 2013:  $1.7385

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.14%	0.37%	(0.12)%	(2.48)%	0.67%
February	(0.64)	(1.08)	1.42	2.11	(0.54)
March	2.14	(0.89)	(0.20)	4.29	(1.88)
April	2.83	(0.18)	2.65	1.34	(3.24)
May	(2.08)	(0.12)	(2.29)	(0.55)	(2.40)
June	(2.61)	(3.61)	(2.41)	1.39	(1.53)
July	(1.40)	4.26	4.08	(3.15)	(1.86)
August	(3.16)	(1.43)	1.51	4.73	0.05
September	3.01	(2.53)	0.03	0.36	2.26
October	2.64	(2.76)	(2.19)	2.26	(1.56)
November	2.44	1.02	0.58	(2.27)	4.75
December	0.36	1.22	1.16	3.20	(3.01)
Compound Annual Rate of Return	5.50%	(5.82)%	4.08%	11.41%	(8.24)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 73.85%.

ML WINTON FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $893,401,929

Current Capitalization:   $460,460,237

Worst Monthly Drawdown(2):  (6.29)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (12.01)%  (February 2009 — February 2011)

Net Asset Value per Unit Class C, December 31, 2013:  $1.5919

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.05%	0.28%	(0.20)%	(2.57)%	0.58%
February	(0.72)	(1.16)	1.33	2.03	(0.62)
March	2.05	(0.97)	(0.28)	4.20	(1.95)
April	2.74	(0.26)	2.57	1.26	(3.32)
May	(2.16)	(0.21)	(2.37)	(0.64)	(2.48)
June	(2.70)	(3.69)	(2.49)	1.31	(1.61)
July	(1.48)	4.17	4.00	(3.23)	(1.94)
August	(3.24)	(1.51)	1.42	4.64	(0.04)
September	2.93	(2.62)	(0.05)	0.27	2.18
October	2.56	(2.85)	(2.28)	2.18	(1.65)
November	2.35	0.94	0.50	(2.36)	4.66
December	0.28	1.13	1.08	3.13	(3.09)
Compound Annual Rate of Return	4.46%	(6.75)%	3.04%	10.31%	(9.16)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 59.19%.

ML WINTON FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $231,924,015

Current Capitalization:   $85,498,186

Worst Monthly Drawdown(2):  (7.06)% (September 2005)

Worst Peak-to-Valley Drawdown(3):  (10.25)%  (February 2009 — August 2010)

Net Asset Value per Unit Class D, December 31, 2013:  $1.8309

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.26%	0.49%	0.01%	(2.37)%	0.80%
February	(0.51)	(0.95)	1.55	2.24	(0.41)
March	2.27	(0.76)	(0.07)	4.43	(1.76)
April	2.96	(0.06)	2.78	1.47	(3.11)
May	(1.96)	0.01	(2.16)	(0.44)	(2.28)
June	(2.48)	(3.49)	(2.29)	1.52	(1.40)
July	(1.28)	4.39	4.21	(3.03)	(1.74)
August	(3.04)	(1.30)	1.64	4.86	0.18
September	3.14	(2.41)	0.15	0.48	2.39
October	2.78	(2.65)	(2.07)	2.39	(1.44)
November	2.57	1.15	0.70	(2.15)	4.88
December	0.48	1.35	1.29	3.34	(2.88)
Compound Annual Rate of Return	7.10%	(4.40)%	5.65%	13.10%	(6.86)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 83.09%.

ML WINTON FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $157,336,703

Current Capitalization:   $85,244,114

Worst Monthly Drawdown(2):  (6.19)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (10.74)%  (February 2009 — October 2010)

Net Asset Value per Unit Class I, December 31, 2013:  $1.7875

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.17%	0.39%	(0.09)%	(2.46)%	0.70%
February	(0.60)	(1.04)	1.45	2.14	(0.50)
March	2.17	(0.86)	(0.16)	4.33	(1.84)
April	2.87	(0.14)	2.68	1.37	(3.21)
May	(2.05)	(0.09)	(2.26)	(0.52)	(2.36)
June	(2.57)	(3.58)	(2.38)	1.42	(1.49)
July	(1.37)	4.30	4.12	(3.12)	(1.83)
August	(3.13)	(1.39)	1.54	4.76	0.09
September	3.05	(2.50)	0.06	0.39	2.30
October	2.68	(2.74)	(2.16)	2.29	(1.54)
November	2.47	1.06	0.61	(2.23)	4.79
December	0.39	1.25	1.20	3.25	(2.97)
Compound Annual Rate of Return	5.93%	(5.45)%	4.50%	11.86%	(7.87)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 78.75%.

ML WINTON FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $178,867,601

Current Capitalization:   $50,584,682

Worst Monthly Drawdown(2):  (3.93)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.26)%  (February 2009 - August 2010)

Net Asset Value per Unit Class DS, December 31, 2013:  $1.8286

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.26%	0.49%	0.01%	(2.37)%	0.79%
February	(0.51)	(0.95)	1.54	2.24	(0.41)
March	2.26	(0.77)	(0.08)	4.42	(1.76)
April	2.96	(0.05)	2.79	1.46	(3.12)
May	(1.96)	0.00	(2.17)	(0.43)	(2.28)
June	(2.49)	(3.49)	(2.29)	1.52	(1.40)
July	(1.28)	4.39	4.21	(3.02)	(1.74)
August	(3.04)	(1.30)	1.63	4.86	0.18
September	3.14	(2.41)	0.15	0.48	2.39
October	2.77	(2.65)	(2.07)	2.39	(1.44)
November	2.57	1.15	0.71	(2.15)	4.88
December	0.48	1.35	1.29	3.34	(2.88)
Compound Annual Rate of Return	7.08%	(4.40)%	5.66%	13.09%	(6.86)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 70.37%.

(6)  Class DS was previously known as Class D-SM.

ML WINTON FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:    $117,627,489

Current Capitalization:   $14,111,527

Worst Monthly Drawdown(2):  (4.18)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.06)%  (February 2009 - August 2010)

Net Asset Value per Unit Class DT, December 31, 2013:  $1.9307

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.30%	0.55%	0.05%	(2.32)%	0.88%
February	(0.47)	(0.93)	1.68	2.28	(0.41)
March	2.29	(0.72)	(0.04)	4.47	(1.72)
April	3.08	(0.01)	2.99	1.51	(3.08)
May	(2.05)	0.04	(2.27)	(0.39)	(2.23)
June	(2.38)	(3.45)	(2.30)	1.56	(1.35)
July	(1.23)	4.44	4.41	(2.99)	(1.70)
August	(3.00)	(1.26)	1.78	5.00	0.21
September	3.19	(2.37)	0.20	0.54	2.44
October	2.77	(2.61)	(2.16)	2.58	(1.41)
November	2.65	1.19	0.79	(2.25)	4.93
December	0.55	1.39	1.41	3.59	(2.84)
Compound Annual Rate of Return	7.65%	(3.92)%	6.47%	14.01%	(6.38)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 62.05%.

(6)  Class DT was previously known as Class D-TF.

ML WINTON FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: March 2012

Aggregate Subscriptions:    $52,828,138

Current Capitalization:   $47,512,048

Worst Monthly Drawdown(2):  (3.49)% (June 2012)

Worst Peak-to-Valley Drawdown(3):  (8.48)%  (May 2013 — December 2013)

Net Asset Value per Unit Class M, December 31, 2013:  $1.0288

Monthly Rates of Return (4)

Month	2013	2012
January	2.26%	0.00%
February	(0.51)	—
March	2.26	(0.76)
April	2.96	(0.05)
May	(1.96)	0.00
June	(2.49)	(3.49)
July	(1.27)	4.39
August	(3.04)	(1.30)
September	3.13	(2.41)
October	2.78	(2.65)
November	2.56	1.15
December	0.49	1.35
Compound Annual Rate of Return	7.10%	(3.94)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 2.88%.

ML WINTON FUTURESACCESS LLC

(CLASS F UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: May 2013

Aggregate Subscriptions:    $45,942,000

Current Capitalization:   $46,554,511

Worst Monthly Drawdown(2):  (2.96)% (August 2013)

Worst Peak-to-Valley Drawdown(3):  (8.68)%  (May 2013 — December 2013)

Net Asset Value per Unit Class F, December 31, 2013:  $1.0007

Monthly Rates of Return (4)

Month	2013
January	0.00%
February	—
March	—
April	—
May	(2.41)
June	(2.40)
July	(1.20)
August	(2.96)
September	3.23
October	2.86
November	2.64
December	0.54
Compound Annual Rate of Return	0.07%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since May 16, 2013 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since May 16, 2013 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 0.07%.

ML WINTON FUTURESACCESS LLC

(CLASS F1 UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: June 2013

Aggregate Subscriptions:    $32,348,368

Current Capitalization:   $33,169,991

Worst Monthly Drawdown(2):  (2.96)% (August 2013)

Worst Peak-to-Valley Drawdown(3):  (6.42)%  (June 2013 — November 2013)

Net Asset Value per Unit Class F1, December 31, 2013:  $1.0254

Monthly Rates of Return (4)

Month	2013
January	0.00%
February	—
March	—
April	—
May	—
June	(2.41)
July	(1.19)
August	(2.96)
September	3.23
October	2.86
November	2.64
December	0.55
Compound Annual Rate of Return	2.54%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since June 1, 2013 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since June 1, 2013 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 2.54%.

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

Results of Operations

General

The Trading Program employs a “systematic” approach to trading financial instruments where the vast majority of the trading decisions are executed, either electronically or by a team for the placement of orders, based upon the instructions generated by a computer-based system.  The Trading Program trades in over 100 international futures, options and forward markets, government securities such as bonds, as well as certain OTC instruments, which include F/X forward contracts and may include interest rate forward contracts and swaps.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Total Trading
Year ended December 31, 2013	Profit (Loss)

Interest Rates	$(54,443,134)
Agricultural	18,252,148
Currencies	22,068,047
Energy	(19,454,292)
Metals	21,130,440
Stock Indices	116,458,686
104,011,895
Brokerage Commissions	(1,310,913)
$102,700,982

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2013 of $104,011,895. The Fund’s profits were primarily attributable to the stock indices, currency, agriculture, and metal sectors posting profits. The energy and interest rate sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the markets in Europe and Japan rising along with the U.S. markets. Losses were posted to the Fund in the middle of the first quarter. February was a turbulent month for asset prices with plenty of impacting events. These included a UK downgrade, the Bank of Japan searching for a new governor and the U.S.  Federal Open Market Committee (FOMC) discussing how they will unwind their quantitative easing. These events interrupted the January stock market rally which left the value of the Fund’s equity positions down in February. Profits were posed to the Fund at the end of the first quarter. Despite the “sequestration” U.S. budget cuts coming into effect at the beginning of March, U.S. equity markets resumed their rally.  Promising employment data complemented the positive market mood, pushing the Dow Jones higher and producing strong returns for the Fund’s equity index. Profits were posted to the Fund at the beginning through the middle of the second quarter resulting from the Trading Program’s long and short positions. Losses were posted to the Fund at the end of the second quarter due to the Trading Program’s long positions in the equity markets. Profits were posted to the Fund at the beginning of the third quarter. U.S. and European equity indices recovered some of their June losses in July, which was to the benefit of the Fund’s portfolio which remained net long in this sector.

Losses were posted to the Fund in the middle of the third quarter. Attention shifted through the course of August from the prospect of U.S. domestic monetary policy tightening to rapidly escalating geopolitical tensions. Both themes weighed on sentiment and developments in Syria apparently accelerated a sell-off in “risky” assets. As part of this sell-off equity prices fell, causing losses in the Trading Program’s stock index positions. Profits were posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter as world stock markets closed October higher. Profits were posted to the Fund in the middle through the end of the fourth quarter due to the Trading Program’s American and Japanese stock positions.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. In Asia, the new Japanese government initiating a yen stimulus package helped the Trading Program’s short position in the Japanese yen. Long euro positions produced profits for the Fund. Losses were posted to the Fund in the middle of the first quarter. The strong upward moves in the U.S. dollar left the value of the Trading Program’s currency positions down in February. Profits were posted to the Fund at the end of the first quarter. Governor Kuroda used his first press conference as leader of the Bank of Japan to reiterate his desire to end deflation.  This contributed to the Trading Program’s profits in the Japanese yen. Profits were posted to the Fund at the beginning of the second quarter resulting from the Trading Program’s short positions in the Japanese yen. Losses were posted to the Fund in the middle of the second quarter as currencies weakened as the differential between core and peripheral yields narrowed, negatively impacting the Trading Program’s long holding of Turkish lira and Chilean peso. Losses were posted to the Fund at the end of the second quarter resulting from the Trading Program’s holdings of Turkish lira and Russian rouble. Losses were posted to the Fund at the beginning of the third quarter as the euro rallied to erase its recent losses, but these gains were offset by losses in the Trading Program’s short Japanese yen position. Losses were posted to the Fund in the middle of the third quarter due to a rise in energy prices which contributed to a weakening in currencies of oil importing nations, most notably India. Profits were posted to the Fund at the end of the third quarter with the U.S. dollar losing some interest rate support. Long positions in euros, sterling and emerging market currencies including the rouble and rand rallied. Profits were posted to the Fund at the beginning of the fourth quarter from the Trading Programs long positions in the euro. Profits were posted to the Fund in the middle through the end of the fourth quarter as the Trading Program’s short positions in Japanese yen contributed to performance.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter which was reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the first quarter. Rain in the U.S., most notably over the plains, reduced concerns of drought conditions worsening. This weather contributed to crop prices falling, benefitting the Trading Program’s short wheat and corn positions. Profits were posted to the Fund at the end of the first quarter. Losses were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle through the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter. Profits were posted to the Fund in the middle of the third quarter. Crops provided the strongest performance as dry conditions in the Midwest threatened new crop yields and strong demand from China helped soybean futures post gains. Losses were posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning through the middle of the fourth quarter. The soy complex traded strongly in November reacting positively to export data and profiting the Fund’s soybean and soymeal holdings. Crop markets, coffee, the soybean complex, wheat and sugar all made positive contributions ending the year with profits being posted to the Fund

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter only to be reversed in the middle of quarter. Position liquidation and interrupted demand contributed to market falls with the result that the Trading Program’s silver holding positions incurred losses. Profits were posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter. Metal prices sold off and struggled to recover in April increasing the value of the Trading Program’s short holdings in gold, copper and to a lesser extent, silver. Profits were posted to the Fund in the middle of the second quarter resulting from precious metals losses, benefitting the Trading Program’s short gold position. Profits were posted to the Fund at the end of the second quarter from the Trading Program’s short positions in the precious and base metal sectors. Losses were posted to the Fund at the beginning of the third quarter as metal markets experienced a relief rally in July contributing losses to the Trading Program’s short gold and copper positions. Losses were posted to the Fund in the middle of the third quarter as precious metal prices rallied leading to further losses in short gold and silver positions. Profits were posted to the Fund at the end of the third quarter due to the Trading Program’s short gold and silver positions. Losses were posted to the Fund at the beginning of the fourth quarter only to be reversed in the middle of the fourth quarter. Profits were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s short positions in gold and silver. Profits were posted to the Fund at the end of the fourth quarter as gold continued to fall.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Energy prices increased during January with a negative impact on the Trading Program’s short oil and natural gas positions. Losses were posted to the Fund in the middle of the first quarter. Profits were posted to the Fund at the end of the first quarter. Extended cold weather eroded natural gas storage levels, pushing prices higher resulting in the energy sector posting profits. Profits were posted to the Fund at the beginning of the second quarter only to be reversed in the middle through the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter. The energy complex witnessed a broad rally in the first half of July driven by encouraging economic data in the U.S. and reducing the value of short positions held in heating and crude oil. Losses were posted to the Fund in the middle of the third quarter as energy prices rose towards the end of August in connection with the possibility of supply disruption. Losses were posted to the Fund at the end of the third quarter as the Trading Program reduced the value of crude holdings. Losses were posted to the Fund at the beginning of the fourth quarter. Profits were posted to the Fund in the middle of the fourth quarter. Losses were posted to the Fund at the end of the fourth quarter.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. There were indications of early repayments of European Central Bank loans. A consequence of positive sentiment was increased focus on if, and when, monetary policy will slow and liquidity removal will start. This attention pushed interest rates higher and reduced the value of Trading Program’s fixed income positions, particularly in Europe. Profits were posted to the Fund in the middle of the first quarter with higher moves in bond and fixed income prices. Profits were posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter. Financial markets extended their rally through April, with the global search for yield overshadowing potential stumbling blocks surrounding European politics. The combination of central bank balance sheet expansion and a generally bullish earnings season helped deliver positive performance from the fixed income portfolio. Losses were posted to the Fund in the middle of the second quarter. Yields pushed higher as fixed income positions unwound, reducing the value of the Trading Program’s long holdings in Europe and the U.S. Losses were posted to the Fund at the end of the second quarter. June proved to be a volatile four weeks for the Fund as it recovered from being down mid-month.  The markets continued to feel panicked with the rise in U.S. yields that started in May continuing at an accelerated pace despite attempts from Federal Reserve officials to reassure market participants. This momentum was not helped by generally positive U.S. economic data and the resulting sell off in asset prices suggests that many market participants were rapidly unwinding their positions. The Trading Program’s long positions in the fixed income markets fell in value. Profits were posted to the Fund at the beginning of the third quarter as monetary policy was a dominant influence on global financial markets throughout July. Some central banks, including those in the UK, Europe and Australia appeared to distance themselves from the discussions of “tapering” in the U.S. by providing guidance towards policy remaining accommodative. Losses were posted to the Fund in the middle of the third quarter. August performance was disappointing, as the Trading Program was not well positioned to weather the sell-off. Profits were posted to the Fund at the end of the third quarter as sentiment was boosted in September when the U.S. Federal Reserve did not start “tapering”.  Profits were posted to the Fund at the beginning of the fourth quarter. Events in Washington dominated the attention of the financial markets during October. The U.S. political impasse saw an actual shutdown of a number of federal government activities, borrowing levels moving towards the debt ceiling and speculation mounting of a “technical” default on paying bond holders. By mid-October President Obama signed in a temporary extension to the debt ceiling. U.S. government bonds were seemingly unaffected by events, closing the month of October up resulting in profits posted to the Fund. Profits were posted to the Fund in the middle of the fourth quarter as short term interest rates in the U.S. continued the gentle ascent that began back in September, resulting in a further positive contribution to the Fund. Losses were posted to the Fund at the end of the fourth quarter.

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

During the periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2013 and December 31, 2012, the Fund’s average month-end Net Asset Value was $1,062,136,383 and $1,121,818,669, respectively.

December 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$6,397,164	0.60%	$15,231,197	$2,493,714
Currencies	13,138,807	1.24%	23,053,950	5,501,676
Energy	3,611,286	0.34%	6,356,357	525,998
Interest Rates	18,186,037	1.71%	27,556,919	12,484,496
Metals	13,997,174	1.32%	31,568,957	678,387
Stock Indices	15,915,249	1.50%	45,348,089	4,653,692

TOTAL	$71,245,717	6.71%	$149,115,469	$26,337,963

December 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$5,523,353	0.49%	$10,131,151	$868,395
Currencies	13,936,081	1.24%	23,835,322	2,669,987
Energy	4,357,583	0.39%	10,340,237	139,464
Interest Rates	24,787,732	2.21%	50,735,782	3,374,260
Metals	12,008,320	1.07%	19,236,534	5,383,356
Stock Indices	20,966,662	1.87%	40,619,481	5,593,646

TOTAL	$81,579,731	7.27%	$154,898,507	$18,029,108

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

The following were the primary trading risk exposures of the Fund as of December 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2013.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2013.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Winton has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of the ongoing process of monitoring Winton with the market risk controls being applied by Winton.

Risk Management

The Trading Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Trading Advisor’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions. The Trading Advisor also conducts stress testing of its systems utilizing proprietary simulation software which attempts to measure risk.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2013

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013	2012	2012	2012	2012
Total Income (Loss)	$70,629,231	$(8,178,181)	$(10,293,406)	$50,172,933	$3,394,997	$12,885,520	$(35,672,734)	$(8,076,844)
Total Expenses	15,490,849	9,438,810	10,211,403	10,316,182	10,448,535	10,742,405	10,515,360	10,342,486
Net Income (Loss)	$55,138,382	$(17,616,991)	$(20,504,809)	$39,856,751	$(7,053,538)	$2,143,115	$(46,188,094)	$(18,419,330)

Net Income (Loss) per weighted average Unit (a)	$0.0816	$(0.0248)	$(0.0296)	$0.0574	$(0.0100)	$0.0030	$(0.0663)	$(0.0272)

(a) The Net Income (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2013, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.                PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)    Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Keith Glenfield	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Spencer Boggess	Vice President and Manager

James D. Bowden	Vice President and Manager

Dominick A. Carlino	Vice President and Manager

James L. Costabile	Vice President and Manager

Nancy Fahmy	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Keith Glenfield, age 39, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.   In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 47, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Spencer Boggess, age 46,  has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 60, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 41, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.   Prior to joining Merrill Lynch,  Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 38, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 39, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 36,  has been a Vice President of MLAI since January 2014. Mr. Marapachi has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 37, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.    Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 37, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Colleen R. Rusch, age 46, has been a Vice President and Manager of MLAI and a Managing Director within GWRS responsible for overseeing GWRS Alternative Investments operations and trading platform since January 2008.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  In addition, from July 2005 to October 2010, Mrs.  Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an investment advisory firm, and served as Vice President and Secretary of each of IQ’s publicly traded closed-end fund companies.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

Steven L. Suss, age 54, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of BACA since July 2007 and has been listed as a principal of BACA since November 19, 2012.  Mr. Suss is responsible within  BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2013, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partnership or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Items 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013 were timely and correctly made.

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

(b)           Security Ownership of Management:

As of December 31, 2013, MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units, and Winton did not own any Units.

(c)           Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

Not applicable

Director Independence:

No person who served as a manager of MLAI during 2013 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2013 and 2012 were $173,595 and $163,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2013 and 2012 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund.

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

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Winton FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004 (the “Registration Statement”).

3.02	Fifth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K/A filed on March 1, 2013.

3.03	Amendment to the Fifth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

10.01	Customer Agreement between ML Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the Registration Statement filed on February 12, 2008.

10.02	Advisory Agreement by and among ML Winton FuturesAccess LLC, ML Winton FuturesAccess Ltd., Winton Capital Management Ltd., and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

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

101

The following materials from the Fund’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/ Keith Glenfield
Keith Glenfield
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 25, 2014
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Office and Vice President	March 25, 2014
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Spencer Boggess	Vice President and Manager	March 25, 2014
Spencer Boggess

/s/James D, Bowden	Vice President and Manager	March 25, 2014
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 25, 2014
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 25, 2014
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 25, 2014
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 25, 2014
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 25, 2014
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 25, 2014
Greg Parets

/s/Colleen R. Rusch	Vice President and Manager	March 25, 2014
Colleen R. Rusch

/s/Steven L. Suss	Vice President and Manager	March 25, 2014
Steven L. Suss

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML WINTON FUTURESACCESS LLC

2013 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.