Form 10-Q
period 2014-03-31
ML Winton FuturesAccess LLC
filed 2014-05-15
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, 635,327,866 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $79,777,204 for 2014 and $74,790,241 for 2013)	$943,121,222	$974,168,421
Net unrealized profit on open futures contracts	15,159,175	30,289,658
Net unrealized profit on open forwards contracts	3,466,589	927,780
Cash	592,843	631,442
Accrued interest receivable	716	200

TOTAL ASSETS	$962,340,545	$1,006,017,501

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$8,097	$7,723
Sponsor and Advisory fees payable	2,677,271	9,079,002
Redemptions payable	10,072,607	17,236,150
Net unrealized loss on open futures contracts	1,122,263	—
Net unrealized loss on open forwards contracts	—	688,767
Other liabilities	646,813	656,454

Total liabilities	14,527,051	27,668,096

MEMBERS’ CAPITAL:
Members’ Interest (635,327,866 Units and 632,945,962 Units)	947,813,494	978,349,405
Total members’ capital	947,813,494	978,349,405

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$962,340,545	$1,006,017,501

NET ASSET VALUE PER UNIT: (Based on 635,327,866 and 632,945,962 Units outstanding; unlimited Units authorized)

Class A	$1.7214	$1.7385
Class C	$1.5722	$1.5919
Class D	$1.8197	$1.8309
Class I	$1.7716	$1.7875
Class DS	$1.8174	$1.8286
Class DT	$1.9213	$1.9307
Class M	$1.0225	$1.0288
Class F	$0.9971	$1.0007
Class F1	$1.0217	$1.0254

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2014	2013

TRADING PROFIT (LOSS):
Realized, net	$12,682,384	$51,743,142
Change in unrealized, net	(13,025,170)	(1,137,444)
Brokerage commissions	(315,428)	(392,989)

Total trading profit (loss), net	(658,214)	50,212,709

INVESTMENT INCOME (EXPENSE):
Interest, net	(135,181)	(39,776)

EXPENSES:
Management fee	4,603,518	5,552,817
Sponsor fee	3,586,822	4,150,121
Performance fee	13	4,173
Other	572,392	609,071
Total expenses	8,762,745	10,316,182

NET INVESTMENT INCOME (LOSS)	(8,897,926)	(10,355,958)

NET INCOME (LOSS)	$(9,556,140)	$39,856,751

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	86,599,676	103,580,923
Class C	285,866,642	333,035,619
Class D	45,943,952	102,003,876
Class I	46,195,752	51,480,242
Class DS	25,984,753	50,878,270
Class DT	7,046,215	12,837,261
Class M	60,157,420	40,250,823
Class F*	46,520,691	—
Class F1**	32,348,368	—

Net income (loss) per weighted average Unit
Class A	$(0.0171)	$0.0605
Class C	$(0.0200)	$0.0519
Class D	$(0.0114)	$0.0687
Class I	$(0.0151)	$0.0633
Class DS	$(0.0134)	$0.0695
Class DT	$(0.0108)	$0.0741
Class M	$(0.0069)	$0.0387
Class F*	$(0.0036)	$—
Class F1**	$(0.0037)	$—

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2012	Subscriptions	Redemptions	March 31, 2013	December 31, 2013	Subscriptions	Redemptions	March 31, 2014
Class A	105,821,750	1,965,546	(7,867,229)	99,920,067	89,279,211	1,580,052	(12,091,681)	78,767,582
Class C	334,741,567	9,790,858	(18,023,544)	326,508,881	289,256,969	11,081,141	(23,306,539)	277,031,571
Class D	99,225,678	4,348,685	(159,387)	103,414,976	46,696,897	125,254	(3,263,171)	43,558,980
Class I	50,667,859	2,168,375	(1,486,667)	51,349,567	47,689,327	1,912,265	(6,972,168)	42,629,424
Class DS	54,128,029	—	(7,107,298)	47,020,731	27,662,374	—	(3,034,337)	24,628,037
Class DT	13,202,221	—	(1,305,031)	11,897,190	7,308,839	—	(834,600)	6,474,239
Class M	38,151,931	5,369,586	(594,463)	42,927,054	46,183,286	39,137,280	(1,951,592)	83,368,974
Class F*	—	—	—	—	46,520,691	—	—	46,520,691
Class F1**	—	—	—	—	32,348,368	—	—	32,348,368

Total Members’ Units	695,939,035	23,643,050	(36,543,619)	683,038,466	632,945,962	53,835,992	(51,454,088)	635,327,866

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2012	Subscriptions	Redemptions	(Loss)	March 31, 2013	December 31, 2013	Subscriptions	Redemptions	(Loss)	March 31, 2014
Class A	$174,373,801	$3,310,990	$(13,285,414)	$6,263,051	$170,662,428	$155,214,109	$2,715,158	$(20,860,604)	$(1,478,674)	$135,589,989
Class C	510,141,341	15,169,807	(28,114,719)	17,283,115	514,479,544	460,460,237	17,397,032	(36,571,657)	(5,723,625)	435,561,987
Class D	169,628,029	7,581,429	(278,640)	7,004,412	183,935,230	85,498,186	229,000	(5,938,928)	(524,509)	79,263,749
Class I	85,499,452	3,718,799	(2,575,029)	3,261,186	89,904,408	85,244,114	3,390,309	(12,412,040)	(698,087)	75,524,296
Class DS	92,418,972	—	(12,427,529)	3,537,285	83,528,728	50,584,682	—	(5,475,765)	(349,230)	44,759,687
Class DT	23,677,969	—	(2,406,045)	951,709	22,223,633	14,111,527	—	(1,596,588)	(75,930)	12,439,009
Class M	36,647,613	5,290,734	(593,156)	1,555,993	42,901,184	47,512,048	40,116,606	(1,972,294)	(415,537)	85,240,823
Class F*	—	—	—	—	—	46,554,511	—	—	(169,663)	46,384,848
Class F1**	—	—	—	—	—	33,169,991	—	—	(120,885)	33,049,106

Total Members’ Interest	$1,092,387,177	$35,071,759	$(59,680,532)	$39,856,751	$1,107,635,155	$978,349,405	$63,848,105	$(84,827,876)	$(9,556,140)	$947,813,494

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1
Per Unit Operating Performance:

Net asset value, beginning of year or at the time of offer	$1.7385	$1.5919	$1.8309	$1.7875	$1.8286	$1.9307	$1.0288	$1.0007	$1.0254

Net realized and net change in unrealized trading profit (loss)	(0.0003)	(0.0003)	(0.0002)	(0.0003)	(0.0002)	(0.0002)	(0.0001)	(0.0001)	(0.0001)
Brokerage commissions	(0.0006)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	(0.0002)	(0.0002)	(0.0003)	(0.0002)	(0.0003)	(0.0003)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0160)	(0.0187)	(0.0101)	(0.0148)	(0.0101)	(0.0083)	(0.0058)	(0.0031)	(0.0032)

Net asset value, end of year	$1.7214	$1.5722	$1.8197	$1.7716	$1.8174	$1.9213	$1.0225	$0.9971	$1.0217

Total Return: (a)

Total return before Performance fees	-0.99%	-1.23%	-0.61%	-0.89%	-0.61%	-0.49%	-0.61%	-0.36%	-0.36%
Performance fees/other (b)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.99%	-1.23%	-0.61%	-0.89%	-0.61%	-0.49%	-0.61%	-0.36%	-0.36%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees) (c)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%	0.32%	0.32%
Performance fees (b)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%	0.32%	0.32%

Net investment income (loss)	-0.95%	-1.20%	-0.57%	-0.85%	-0.57%	-0.45%	-0.57%	-0.32%	-0.32%

(a) The total return is based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Performance fees include reimbursement of performance fees allocated to the share classes in accordance with offering documents.

(c) The expense ratios do not include brokerage commissions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6478	$1.5240	$1.7095	$1.6874	$1.7074	$1.7935	$0.9606

Net realized and net change in unrealized trading profit (loss)	0.0766	0.0707	0.0795	0.0784	0.0794	0.0835	0.0447
Brokerage commissions	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0007)	(0.0003)
Interest income, net	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0000)
Expenses	(0.0157)	(0.0183)	(0.0097)	(0.0143)	(0.0097)	(0.0082)	(0.0056)

Net asset value, end of period	$1.7080	$1.5757	$1.7786	$1.7508	$1.7764	$1.8680	$0.9994

Total Return: (a)

Total return before Performance fees	3.65%	3.39%	4.04%	3.76%	4.04%	4.17%	4.04%
Performance fees/other (b)	0.00%	0.00%	0.00%	0.00%	0.00%	-0.02%	0.00%
Total return after Performance fees	3.65%	3.39%	4.04%	3.76%	4.04%	4.15%	4.04%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees) (c)	0.94%	1.19%	0.57%	0.84%	0.57%	0.44%	0.57%
Performance fees (b)	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.57%	0.84%	0.57%	0.46%	0.57%

Net investment income (loss)	-0.94%	-1.19%	-0.56%	-0.84%	-0.56%	-0.45%	-0.56%

(a) The total return is based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Performance fees include reimbursement of performance fees allocated to the share classes in accordance with offering documents.

(c) The expense ratios do not include brokerage commissions.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an Investment Company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Winton” or “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor utilizes the Winton Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”).MLPF&S and MLI are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2014 and December 31, 2013 and the results of its operations for the three month periods ended March 31, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2014 and December 31, 2013 are as follows:

March 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	3,974	$9,339,626	0.99%	(654)	$(910,223)	-0.10%	$8,429,403	0.89%	April 2014 - September 2014
Currencies - Futures	5,805	(1,505,867)	-0.16%	(3,044)	(431,141)	-0.05%	(1,937,008)	-0.21%	June 2014
Currencies - Forwards*	182,264,763,705	3,386,276	0.36%	(3,366,458,434)	80,313	0.01%	3,466,589	0.37%	April 2014 - September 2014
Energy	899	(818,360)	-0.09%	(268)	132,130	0.01%	(686,230)	-0.08%	April 2014 - June 2014
Interest rates	21,863	1,009,281	0.11%	(925)	(44,643)	0.00%	964,638	0.11%	May 2014 - March 2017
Metals	344	(8,824)	0.00%	(652)	2,127,691	0.22%	2,118,867	0.22%	May 2014 - July 2014
Stock indices	6,585	5,622,828	0.59%	(253)	(475,586)	-0.05%	5,147,242	0.54%	April 2014 - June 2014

Total, net		$17,024,960	1.80%		$478,541	0.04%	$17,503,501	1.84%

December 31, 2013

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,692	$(904,240)	-0.09%	(3,532)	$3,600,461	0.37%	$2,696,221	0.28%	January 2014 - May 2014
Currencies - Futures	4,996	3,146,465	0.32%	(3,705)	4,093,122	0.42%	7,239,587	0.74%	March 2014
Currencies - Forwards*	138,254,480,312	927,780	0.09%	(3,593,062,052)	(688,767)	-0.07%	239,013	0.02%	January 2014 - June 2014
Energy	693	407,390	0.04%	(303)	(596,799)	-0.06%	(189,409)	-0.02%	January 2014 - March 2014
Interest rates	19,506	(5,225,777)	-0.53%	(1,606)	631,192	0.06%	(4,594,585)	-0.47%	February 2014 - December 2016
Metals	641	35,533	0.00%	(1,131)	2,627,090	0.27%	2,662,623	0.27%	January 2014 - April 2014
Stock indices	8,131	22,478,186	2.30%	(41)	(2,965)	0.00%	22,475,221	2.30%	January 2014 - March 2014

Total, net		$20,865,337	2.13%		$9,663,334	0.99%	$30,528,671	3.12%

*Currencies-Forwards are stated in notional amounts. Note that the amounts presented for Currency-Forwards are presented as a mixture of underlying currencies in which the Fund trades.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2014 and December 31, 2013.

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

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$13,638,684	$13,661,223	$(22,539)	$—
Short	398,228	452,375	(54,147)	—
	$14,036,912	$14,113,598	$(76,686)	$—

Forwards
Long	$3,386,276	$—	$3,386,276	$—
Short	80,313	—	80,313	—
	$3,466,589	$—	$3,466,589	$—

March 31, 2014	$17,503,501	$14,113,598	$3,389,903	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$19,937,557	$19,905,154	$32,403	$—
Short	10,352,101	10,767,146	(415,045)	—
	$30,289,658	$30,672,300	$(382,642)	$—

Forwards
Long	$927,780	$—	$927,780	$—
Short	(688,767)	—	(688,767)	—
	$239,013	$—	$239,013	$—

December 31, 2013	$30,528,671	$30,672,300	$(143,629)	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2014 or the year ended December 31, 2013.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund presents its futures and forwards contract amounts gross on the Statements of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in unrealized gain or loss on futures or forwards contracts.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2014 and 2013.

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$3,711,510	$4,720,422
Currencies	286,313	11,267,194
Energy	688,017	(124,861)
Interest rates	13,822,592	(5,358,930)
Metals	(7,600,758)	(2,694,086)
Stock indices	(11,250,460)	42,795,959

Total, net	$(342,786)	$50,605,698

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

4.              MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Winton, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Winton.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify certain parties, including BAC affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended March 31, 2014, the rate was 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each Fund’s net assets.  The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2014 and 2013 amounted to $48,181 and $55,421, respectively, of which $31,825 and $33,843 was payable to the Registrar and Transfer Agent as of March 31, 2014 and December 31, 2013, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.              SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080
2014	$1.7319	$1.6967	$1.7075	$1.7329	$1.7016	$1.7214

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757
2014	$1.5851	$1.5523	$1.5615	$1.5841	$1.5548	$1.5722

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786
2014	$1.8250	$1.7891	$1.8016	$1.8296	$1.7976	$1.8197

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508
2014	$1.7809	$1.7451	$1.7565	$1.7829	$1.7510	$1.7716

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764
2014	$1.8228	$1.7869	$1.7994	$1.8273	$1.7954	$1.8174

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680
2014	$1.9249	$1.8875	$1.9010	$1.9309	$1.8976	$1.9213

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994
2014	$1.0255	$1.0053	$1.0123	$1.0280	$1.0101	$1.0225

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	n/a	n/a	n/a	n/a	n/a	n/a
2014	$0.9979	0.9787	$0.9859	1.0017	$0.9846	0.9971

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	n/a	n/a	n/a	n/a	n/a	n/a
2014	$1.0225	$1.0028	$1.0102	$1.0264	$1.0089	$1.0217

Liquidity and Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash.  The Net Asset Value of the Fund’s cash is not affected by inflation.  However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential might increase.  Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the 1st and 16th of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

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

For the three month period ended March 31, 2014, Fund capital decreased 3.12% from $978,349,405 to $947,813,494.  This decrease was attributable to the net loss from operations of $9,556,140 coupled with the redemption of 51,454,088 Redeemable Units resulting in an outflow of $84,827,876.  The cash outflow was offset with cash inflow of $63,848,105 due to subscriptions of 53,835,992 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Financial Statement Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts. A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration. The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded. Contracts may be settled in physical form or cash settled depending upon the contract. Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction. These amounts are considered restricted cash on the Fund’s Statements of Financial Condition. Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits. When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations. The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

Interest Rates and Income

The Fund currently earns interest based on the prevailing federal funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each member is individually responsible for reporting income or loss based on such member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to March 31, 2014

January 1, 2014 to March 31, 2014

The Fund experienced a net trading loss of $342,786 before brokerage commissions and related fees in the first quarter of 2014. The Fund’s profits were primarily attributable to the interest rates, agriculture, energy, and currency sectors posting profits. The metals and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as government bond markets rallied, providing positive performance contributions. Profits were posted to the Fund in the middle of the quarter only to be reversed at the end of the quarter. Markets were further destabilized in March when the U.S. Federal Open Market Committee revised their projected targets, signaling more rapid monetary policy tightening. At the end of the quarter, the Fund suffered losses in the U.S. fixed income positions.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. In February, drought in Brazil damaged coffee crops and arabica prices increased. The

Fund’s short positions in coffee suffered losses. Excess rain in the soybean producing regions of Brazil reduced the quality of maturing crops and profited the Fund’s long position as prices rose which was not enough to offset losses posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Energy markets rose in January due to demand for heating fuels in North America, benefitting the Fund’s long natural gas position in particular. Losses were posted to the Fund in the middle through the end of the quarter due to market volatility.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter.  In Canada, a worsening trade balance, weak growth and a dovish stance from the central bank contributed to the Canadian dollar trading lower, providing some offset to losses in the currency sector. Profits were posted to the Fund in the middle of the quarter only to be reversed at the end of the quarter. At the end of the quarter, the Fund suffered losses across short U.S. dollar positions.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the first quarter only to be reversed at the end of the quarter. Profits were posted to the Fund at the end of the quarter due to the Fund’s short positions in silver.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Escalating political tension, notably in Ukraine, Turkey and Thailand, further increased pressure on emerging markets which experienced a broad flight to quality through January. Losses were suffered in the Fund’s global equity indices which declined towards the end of January. Profits were posted to the Fund in the middle of the quarter as global equity markets rallied through February, reversing losses experienced in January.  Losses were posted to the Fund at the end of the quarter. The resultant threat of international sanctions against Russia and the simmering geopolitical tension led to a volatile March for global markets.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2014 and 2013, the Fund’s average Month-end Net Asset Value was approximately $952,385,977 and $1,103,123,864, respectively.

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$33,357,716	3.50%	$34,166,175	$32,806,386
Currencies	6,053,018	0.64%	6,199,719	5,952,975
Energy	2,715,621	0.29%	2,781,437	2,670,738
Interest Rates	3,817,366	0.40%	3,909,884	3,754,274
Metals	8,385,002	0.88%	8,588,221	8,246,417
Stock Indices	20,369,205	2.14%	20,862,873	20,032,547

TOTAL	$74,697,928	7.85%	$76,508,309	$73,463,337

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$14,129,313	1.28%	$15,231,197	$13,123,828
Currencies	21,386,137	1.94%	23,053,950	19,864,235
Energy	5,896,513	0.53%	6,356,357	5,476,900
Interest Rates	25,563,343	2.32%	27,556,919	23,744,179
Metals	730,362	0.07%	787,320	678,387
Stock Indices	5,010,236	0.45%	5,400,963	4,653,692

TOTAL	$72,715,904	6.59%	$78,386,706	$67,541,221

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLI

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are typically immaterial.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2014, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take futures positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2014.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of March 31, 2014.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds the vast majority of its U.S. dollars in cash at MLPF&S and MLI. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended March 31, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,025,151	589,675	$1.7385
1/16/2014	185,969	107,379	1.7319
2/1/2014	613,575	361,628	1.6967
2/16/2014	226,103	132,418	1.7075
3/1/2014	139,529	80,517	1.7329
3/16/2014	524,831	308,435	1.7016
4/1/2014	2,208,952	1,283,230	1.7214

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$2,979,226	1,871,491	$1.5919
1/16/2014	962,593	607,276	1.5851
2/1/2014	3,696,311	2,381,183	1.5523
2/16/2014	2,699,789	1,728,971	1.5615
3/1/2014	4,033,806	2,546,434	1.5841
3/16/2014	3,025,307	1,945,786	1.5548
4/1/2014	3,897,892	2,479,259	1.5722

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$215,000	117,429	$1.8309
1/16/2014	—	—	1.8250
2/1/2014	14,000	7,825	1.7891
2/16/2014	—	—	1.8016
3/1/2014	—	—	1.8296
3/16/2014	—	—	1.7976
4/1/2014	4,000,000	2,198,165	1.8197

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,342,225	750,895	$1.7875
1/16/2014	—	—	1.7809
2/1/2014	91,084	52,194	1.7451
2/16/2014	—	—	1.7565
3/1/2014	829,000	464,973	1.7829
3/16/2014	1,128,000	644,203	1.7510
4/1/2014	129,961	73,358	1.7716

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.8286
1/16/2014	—	—	1.8228
2/1/2014	—	—	1.7869
2/16/2014	—	—	1.7994
3/1/2014	—	—	1.8273
3/16/2014	—	—	1.7954
4/1/2014	5,971,969	3,285,996	1.8174

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.9307
1/16/2014	—	—	1.9249
2/1/2014	—	—	1.8875
2/16/2014	—	—	1.9010
3/1/2014	—	—	1.9309
3/16/2014	—	—	1.8976
4/1/2014	—	—	1.9213

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,097,617	1,066,890	$1.0288
1/16/2014	35,000	34,130	1.0255
2/1/2014	1,489,860	1,482,005	1.0053
2/16/2014	5,118,801	5,056,604	1.0123
3/1/2014	32,135,122	31,259,846	1.0280
3/16/2014	240,206	237,805	1.0101
4/1/2014	3,071,195	3,003,614	1.0225

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.0007
1/16/2014	—	—	0.9979
2/1/2014	—	—	0.9787
2/16/2014	—	—	0.9859
3/1/2014	—	—	1.0017
3/16/2014	—	—	0.9846
4/1/2014	—	—	0.9971

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.0254
1/16/2014	—	—	1.0225
2/1/2014	—	—	1.0028
2/16/2014	—	—	1.0102
3/1/2014	—	—	1.0264
3/16/2014	—	—	1.0089
4/1/2014	—	—	1.0217

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 2.5%. Class F Units and Class G Units are subject to sales commissions paid to MLPF&S up to 5.5%.  Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units, Class F-1 Units, and Class M Units are not subject to any sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933  or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)