Form 10-Q
period 2014-06-30
ML Winton FuturesAccess LLC
filed 2014-08-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, 611,351,262 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $93,187,584 for 2014 and $74,790,241 for 2013)	$938,980,054	$974,168,421
Unrealized profit on open futures contracts	17,175,534	30,289,658
Unrealized profit on open forwards contracts	3,506,531	927,780
Cash	685,470	631,442
Accrued interest receivable	1,223	200
Other asssets	17,839

TOTAL ASSETS	$960,366,651	$1,006,017,501

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$8,713	$7,723
Sponsor and Advisory fees payable	9,959,496	9,079,002
Redemptions payable	12,053,163	17,236,150
Unrealized loss on open futures contracts	682,207	—
Unrealized loss on open forwards contracts	3,048,964	688,767
Other liabilities	751,587	656,454

Total liabilities	26,504,130	27,668,096

MEMBERS’ CAPITAL:
Members’ Interest (611,351,262 Units and 632,945,962 Units)	933,862,521	978,349,405
Total members’ capital	933,862,521	978,349,405

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$960,366,651	$1,006,017,501

NET ASSET VALUE PER UNIT: (Based on 611,351,262 and 632,945,962 Units outstanding; unlimited Units authorized)

Class A	$1.7787	$1.7385
Class C	$1.6206	$1.5919
Class D	$1.8874	$1.8309
Class I	$1.8325	$1.7875
Class DS	$1.8850	$1.8286
Class DT	$1.9984	$1.9307
Class M	$1.0605	$1.0288
Class F	$1.0363	$1.0007
Class F1	$1.0619	$1.0254

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
TRADING PROFIT (LOSS):

Realized, net	$48,611,713	$(8,859,885)	$61,294,097	$42,883,257
Change in unrealized, net	(552,607)	(1,002,459)	(13,577,777)	(2,139,903)
Brokerage commissions	(298,846)	(348,967)	(614,274)	(741,956)

Total trading profit (loss), net	47,760,260	(10,211,311)	47,102,046	40,001,398

INVESTMENT INCOME (EXPENSE):
Interest, net	(176,952)	(82,095)	(312,133)	(121,871)

EXPENSES:
Management fee	4,597,225	5,460,963	9,200,743	11,013,780
Sponsor fee	3,493,408	4,115,576	7,080,230	8,265,697
Performance fee	7,408,654	86,102	7,408,667	90,275
Other	475,368	548,762	1,047,760	1,157,833
Total expenses	15,974,655	10,211,403	24,737,400	20,527,585

NET INVESTMENT INCOME (LOSS)	(16,151,607)	(10,293,498)	(25,049,533)	(20,649,456)

NET INCOME (LOSS)	$31,608,653	$(20,504,809)	$22,052,513	$19,351,942

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	77,901,587	99,070,799	82,250,631	101,325,861
Class C	278,356,038	325,670,419	282,111,340	329,353,019
Class D	39,733,197	86,362,386	42,838,575	94,183,131
Class I	36,763,960	50,762,186	41,479,856	51,121,214
Class DS	25,052,090	44,312,849	25,518,422	47,595,560
Class DT	6,279,674	11,379,338	6,662,944	12,108,300
Class M	88,286,175	44,551,403	74,221,797	42,401,113
Class F*	46,520,691	39,389,564	46,520,691	39,389,564
Class F1**	32,348,368	32,348,368	32,348,368	32,348,368

Net income (loss) per weighted average Unit
Class A	$0.0580	$(0.0251)	$0.0369	$0.0303
Class C	$0.0483	$(0.0273)	$0.0274	$0.0190
Class D	$0.0692	$0.0065	$0.0520	$0.0715
Class I	$0.0601	$(0.0242)	$0.0365	$0.0325
Class DS	$0.0676	$(0.0152)	$0.0527	$0.0529
Class DT	$0.0780	$(0.0160)	$0.0621	$0.0580
Class M	$0.0381	$(0.0125)	$0.0398	$0.0193
Class F*	$0.0393	$(0.0425)	$0.0356	$(0.0415)
Class F1**	$0.0402	$(0.0253)	$0.0365	$(0.0241)

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital June 30, 2014
Class A	105,821,750	4,245,134	(11,559,308)	98,507,576	89,279,211	4,212,662	(19,322,754)	74,169,119
Class C	334,741,567	17,000,970	(29,204,291)	322,538,246	289,256,969	25,162,964	(40,007,865)	274,412,068
Class D	99,225,678	4,348,685	(38,846,358)	64,728,005	46,696,897	2,323,418	(14,074,121)	34,946,194
Class I	50,667,859	3,275,140	(3,252,783)	50,690,216	47,689,327	2,069,490	(15,978,433)	33,780,384
Class DS	54,128,029	—	(12,931,024)	41,197,005	27,662,374	3,442,966	(7,934,746)	23,170,594
Class DT	13,202,221	—	(2,855,013)	10,347,208	7,308,839	—	(1,370,916)	5,937,923
Class M	38,151,931	7,837,739	(867,930)	45,121,740	46,183,286	46,483,663	(6,601,028)	86,065,921
Class F*	—	46,520,691	—	46,520,691	46,520,691	—	—	46,520,691
Class F1**	—	32,348,368	—	32,348,368	32,348,368	—	—	32,348,368

Total Members’ Units	695,939,035	115,576,727	(99,516,707)	711,999,055	632,945,962	83,695,163	(105,289,863)	611,351,262

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

 (unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2014
Class A	$174,373,801	$7,245,380	$(19,697,474)	$3,072,174	$164,993,881	$155,214,109	$7,307,212	$(33,630,164)	$3,035,960	$131,927,117
Class C	510,141,341	26,671,433	(45,930,903)	6,260,320	497,142,191	460,460,237	39,867,813	(63,359,533)	7,732,118	444,700,635
Class D	169,628,029	7,581,429	(70,617,791)	6,731,034	113,322,701	85,498,186	4,229,000	(25,996,651)	2,225,822	65,956,357
Class I	85,499,452	5,684,951	(5,725,709)	1,660,916	87,119,610	85,244,114	3,673,218	(28,528,248)	1,513,123	61,902,207
Class DS	92,418,972	—	(22,899,435)	2,517,205	72,036,742	50,584,682	6,267,559	(14,519,670)	1,344,453	43,677,024
Class DT	23,677,969	—	(5,327,595)	702,064	19,052,438	14,111,527	—	(2,658,639)	413,752	11,866,640
Class M	36,647,613	7,784,034	(863,229)	819,640	44,388,058	47,512,048	47,688,263	(6,879,557)	2,950,699	91,271,453
Class F*	—	45,942,000	—	(1,633,065)	44,308,935	46,554,511	—	—	1,656,403	48,210,914
Class F1**	—	32,348,368	—	(778,346)	31,570,022	33,169,991	—	—	1,180,183	34,350,174

Total Members’ Interest	$1,092,387,177	$133,257,595	$(171,062,136)	$19,351,942	$1,073,934,578	$978,349,405	$109,033,065	$(175,572,462)	$22,052,513	$933,862,521

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1
Per Unit Operating Performance:

Net asset value, beginning of year or at the time of offer	$1.7214	$1.5722	$1.8197	$1.7716	$1.8174	$1.9213	$1.0225	$0.9971	$1.0217

Net realized and net change in unrealized trading profit (loss)	0.0881	0.0804	0.0933	0.0907	0.0932	0.0986	0.0524	0.0512	0.0524
Brokerage commissions	(0.0006)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0004)	(0.0002)	(0.0002)	(0.0002)
Expenses	(0.0299)	(0.0312)	(0.0247)	(0.0289)	(0.0247)	(0.0205)	(0.0139)	(0.0115)	(0.0117)

Net asset value, end of year	$1.7787	$1.6206	$1.8874	$1.8325	$1.8850	$1.9984	$1.0605	$1.0363	$1.0619

Total Return: (a) (d)

Total return before Performance fees	4.13%	3.87%	4.52%	4.23%	4.52%	4.65%	4.52%	4.78%	4.78%
Performance fees/other (b)	-0.78%	-0.78%	-0.78%	-0.78%	-0.78%	-0.62%	-0.78%	-0.82%	-0.82%
Total return after Performance fees	3.35%	3.09%	3.74%	3.45%	3.74%	4.03%	3.74%	3.96%	3.96%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%	0.32%	0.32%
Performance fees (b)	0.77%	0.77%	0.77%	0.77%	0.77%	0.61%	0.77%	0.82%	0.82%
Expenses (including Performance fees)	1.72%	1.97%	1.34%	1.62%	1.34%	1.06%	1.34%	1.14%	1.14%

Net investment income (loss)	-1.72%	-1.97%	-1.35%	-1.62%	-1.35%	-1.06%	-1.35%	-1.14%	-1.14%

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

(d) The ratios are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1
Per Unit Operating Performance:

Net asset value, beginning of year or at the time of offer	$1.7385	$1.5919	$1.8309	$1.7875	$1.8286	$1.9307	$1.0288	$1.0007	$1.0254

Net realized and net change in unrealized trading profit (loss)	0.0879	0.0801	0.0930	0.0905	0.0929	0.0983	0.0523	0.0510	0.0523
Brokerage commissions	(0.0011)	(0.0010)	(0.0012)	(0.0011)	(0.0012)	(0.0012)	(0.0007)	(0.0006)	(0.0007)
Interest income, net	(0.0006)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0003)	(0.0003)
Expenses	(0.0460)	(0.0499)	(0.0347)	(0.0438)	(0.0347)	(0.0288)	(0.0196)	(0.0145)	(0.0148)

Net asset value, end of year	$1.7787	$1.6206	$1.8874	$1.8325	$1.8850	$1.9984	$1.0605	$1.0363	$1.0619

Total Return: (a) (d)

Total return before Performance fees	3.10%	2.59%	3.88%	3.31%	3.88%	4.14%	3.88%	4.40%	4.40%
Performance fees/other (b)	-0.78%	-0.78%	-0.78%	-0.78%	-0.78%	-0.62%	-0.78%	-0.82%	-0.82%
Total return after Performance fees	2.32%	1.81%	3.10%	2.53%	3.10%	3.52%	3.10%	3.58%	3.58%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.90%	2.40%	1.15%	1.70%	1.15%	0.90%	1.15%	0.65%	0.65%
Performance fees (b)	0.77%	0.77%	0.77%	0.77%	0.77%	0.61%	0.77%	0.82%	0.82%
Expenses (including Performance fees)	2.67%	3.17%	1.92%	2.47%	1.92%	1.51%	1.92%	1.47%	1.47%

Net investment income (loss)	-2.67%	-3.17%	-1.92%	-2.47%	-1.92%	-1.51%	-1.92%	-1.46%	-1.46%

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

(d) The ratios are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F*	Class F1**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.7080	$1.5757	$1.7786	$1.7508	$1.7764	$1.8680	$0.9994	$1.0000	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0164)	(0.0151)	(0.0173)	(0.0169)	(0.0173)	(0.0182)	(0.0097)	(0.0531)	(0.0241)
Brokerage commissions	(0.0005)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0002)	(0.0001)
Interest income, net	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0000)	(0.0000)
Expenses	(0.0161)	(0.0187)	(0.0098)	(0.0145)	(0.0098)	(0.0078)	(0.0056)	0.0058	0.0001

Net asset value, end of period	$1.6749	$1.5413	$1.7508	$1.7187	$1.7486	$1.8413	$0.9837	$0.9525	$0.9759

Total Return: (a) (d)

Total return before Performance fees	-1.96%	-2.20%	-1.59%	-1.86%	-1.59%	-1.46%	-1.59%	-5.46%	-2.53%
Performance fees/other (b)	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.00%	-0.02%	0.72%	0.12%
Total return after Performance fees	-1.98%	-2.22%	-1.61%	-1.88%	-1.61%	-1.46%	-1.61%	-4.74%	-2.41%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.93%	1.18%	0.55%	0.83%	0.55%	0.43%	0.55%	0.30%	0.30%
Performance fees (b)	0.00%	0.00%	0.00%	0.00%	0.00%	-0.02%	0.00%	-0.73%	-0.12%
Expenses (including Performance fees)	0.93%	1.18%	0.55%	0.83%	0.55%	0.41%	0.55%	-0.43%	0.18%

Net investment income (loss)	-0.93%	-1.18%	-0.56%	-0.83%	-0.56%	-0.41%	-0.56%	0.43%	-0.18%

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

(d) The ratios are not annualized.

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F*	Class F1**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.6478	$1.5240	$1.7095	$1.6874	$1.7074	$1.7935	$0.9606	$1.0000	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0601	0.0557	0.0622	0.0615	0.0622	0.0652	0.0350	(0.0531)	(0.0241)
Brokerage commissions	(0.0011)	(0.0011)	(0.0012)	(0.0012)	(0.0012)	(0.0012)	(0.0007)	(0.0002)	(0.0001)
Interest income, net	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)	(0.0000)	(0.0000)
Expenses	(0.0317)	(0.0372)	(0.0195)	(0.0288)	(0.0196)	(0.0160)	(0.0111)	0.0058	0.0001

Net asset value, end of period	$1.6749	$1.5413	$1.7508	$1.7187	$1.7486	$1.8413	$0.9837	$0.9525	$0.9759

Total Return: (a) (d)

Total return before Performance fees	1.63%	1.12%	2.39%	1.83%	2.39%	2.65%	2.39%	-5.46%	-2.53%
Performance fees/other (b)	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.72%	0.12%
Total return after Performance fees	1.61%	1.10%	2.37%	1.81%	2.37%	2.63%	2.37%	-4.74%	-2.41%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.87%	2.37%	1.12%	1.67%	1.12%	0.87%	1.12%	0.59%	0.59%
Performance fees (b)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.73%	-0.12%
Expenses (including Performance fees)	1.87%	2.37%	1.12%	1.67%	1.12%	0.87%	1.12%	-0.14%	0.47%

Net investment income (loss)	-1.87%	-2.37%	-1.12%	-1.67%	-1.12%	-0.87%	-1.12%	0.12%	-0.49%

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

(d) The ratios are not annualized.

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

Merrill Lynch Alternative Investments LLC (“MLAI” the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, generally the same minimum investment amounts, fees and other operational criteria apply across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2014 and December 31, 2013 and the results of its operations for the three and six month periods ended June 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material. Certain prior year information has been reclassed to conform to current year presentation.

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2014 and December 31, 2013 are as follows:

June 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	3,838	$(2,537,435)	-0.27%	(651)	$124,223	0.01%	$(2,413,212)	-0.26%	July 2014 - March 2015
Currencies - Futures	5,723	7,169,524	0.77%	(1,587)	(2,401,904)	-0.26%	4,767,620	0.51%	September 2014
Currencies - Forwards*	446,831,503	2,108,642	0.23%	(218,163,450)	(1,651,075)	-0.18%	457,567	0.05%	July 2014 - December 2014
Energy	1,294	302,497	0.03%	(185)	(6,696)	0.00%	295,801	0.03%	July 2014 - September 2014
Interest rates	28,935	15,464,829	1.66%	(671)	(8,745)	0.00%	15,456,084	1.66%	August 2014 - June 2017
Metals	917	1,375,427	0.15%	(1,211)	(4,905,798)	-0.53%	(3,530,371)	-0.38%	July 2014 - November 2014
Stock indices	8,911	1,917,630	0.21%	(5)	(225)	0.00%	1,917,405	0.21%	July 2014 - September 2014

Total, net		$25,801,114	2.78%		$(8,850,220)	-0.96%	$16,950,894	1.82%

December 31, 2013

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,692	$(904,240)	-0.09%	(3,532)	$3,600,461	0.37%	$2,696,221	0.28%	January 2014 - May 2014
Currencies - Futures	4,996	3,146,465	0.32%	(3,705)	4,093,122	0.42%	7,239,587	0.74%	March 2014
Currencies - Forwards*	384,086,781	927,780	0.09%	(236,246,331)	(688,767)	-0.07%	239,013	0.02%	January 2014 - June 2014
Energy	693	407,390	0.04%	(303)	(596,799)	-0.06%	(189,409)	-0.02%	January 2014 - March 2014
Interest rates	19,506	(5,225,777)	-0.53%	(1,606)	631,192	0.06%	(4,594,585)	-0.47%	February 2014 - December 2016
Metals	641	35,533	0.00%	(1,131)	2,627,090	0.27%	2,662,623	0.27%	January 2014 - April 2014
Stock indices	8,131	22,478,186	2.30%	(41)	(2,965)	0.00%	22,475,221	2.30%	January 2014 - March 2014

Total, net		$20,865,337	2.13%		$9,663,334	0.99%	$30,528,671	3.12%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into the process for determining fair values.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using observable prices of investments with similar characteristics and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2014 and December 31, 2013 are as follows:

2014
Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$17,175,534	$17,145,040	$30,494	$—
Forwards	3,506,531	—	3,506,531	—
	$20,682,065	$17,145,040	$3,537,025	$—

Liabilities
Futures	$682,207	$682,207	$—	$—
Forwards	3,048,964	—	3,048,964	—
	$3,731,171	$682,207	$3,048,964	$—

June 30, 2014	$16,950,894	$16,462,833	$488,061	$—

2013
Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$30,289,658	$30,672,300	$(382,642)	$—
Forwards	927,780	—	927,780	—
	$31,217,438	$30,672,300	$545,138	$—

Liabilities
Futures	$—	$—	$—	$—
Forwards	688,767	—	688,767	—
	$688,767	$—	$688,767	$—

December 31, 2013	$30,528,671	$30,672,300	$(143,629)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or six month periods ended June 30, 2014 or the year ended December 31, 2013.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in unrealized gain or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2014 and 2013.

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(7,135,697)	$(3,424,188)
Currencies	4,916,206	5,202,519
Energy	759,021	1,447,039
Interest rates	36,014,827	49,837,419
Metals	(4,656,176)	(12,256,935)
Stock indices	18,160,925	6,910,466

Total, net	$48,059,106	$47,716,320

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$4,411,404	$9,131,826
Currencies	(9,200,920)	2,066,274
Energy	(6,192,272)	(6,317,133)
Interest rates	(43,934,238)	(49,293,168)
Metals	38,167,966	35,473,881
Stock indices	6,885,716	49,681,674

Total, net	$(9,862,344)	$40,743,354

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The

Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2014, the rate was 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets.  The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2014 and 2013 amounted to $47,608 and $55,517, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2014 and 2013 amounted to $95,789 and $110,938, respectively,  of which $32,382 and $33,843 was payable to the Transfer Agent as of June 30, 2014 and December 31, 2013, respectively.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080	$1.7425	$1.7563	$1.7639	$1.7198	$1.6651	$1.6749
2014	$1.7319	$1.6967	$1.7075	$1.7329	$1.7016	$1.7214	$1.7247	$1.7487	$1.7555	$1.7791	$1.7747	$1.7787

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757	$1.6069	$1.6189	$1.6253	$1.5840	$1.5329	$1.5413
2014	$1.5851	$1.5523	$1.5615	$1.5841	$1.5548	$1.5722	$1.5746	$1.5959	$1.6014	$1.6223	$1.6175	$1.6206

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786	$1.8157	$1.8312	$1.8403	$1.7954	$1.7394	$1.7508
2014	$1.8250	$1.7891	$1.8016	$1.8296	$1.7976	$1.8197	$1.8244	$1.8509	$1.8592	$1.8854	$1.8819	$1.8874

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508	$1.7865	$1.8010	$1.8091	$1.7641	$1.7083	$1.7187
2014	$1.7809	$1.7451	$1.7565	$1.7829	$1.7510	$1.7716	$1.7754	$1.8004	$1.8076	$1.8323	$1.8280	$1.8325

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764	$1.8135	$1.8290	$1.8380	$1.7932	$1.7372	$1.7486
2014	$1.8228	$1.7869	$1.7994	$1.8273	$1.7954	$1.8174	$1.8221	$1.8486	$1.8569	$1.8831	$1.8795	$1.8850

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680	$1.9078	$1.9255	$1.9360	$1.8861	$1.8289	$1.8413
2014	$1.9249	$1.8875	$1.9010	$1.9309	$1.8976	$1.9213	$1.9266	$1.9560	$1.9657	$1.9956	$1.9919	$1.9984

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994	$1.0202	$1.0290	$1.0341	$1.0088	$0.9773	$0.9837
2014	$1.0255	$1.0053	$1.0123	$1.0280	$1.0101	$1.0225	$1.0251	$1.0400	$1.0447	$1.0594	$1.0574	$1.0605

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9759	$0.9459	$0.9525
2014	$0.9979	$0.9787	$0.9859	$1.0017	$0.9846	$0.9971	$1.0001	$1.0149	$1.0198	$1.0346	$1.0330	$1.0363

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9692	$0.9759
2014	$1.0225	$1.0028	$1.0102	$1.0264	$1.0089	$1.0217	$1.0247	$1.0400	$1.0450	$1.0601	$1.0584	$1.0619

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the 1st and 16th of the month.  The Net Asset Value of redeemed Units is determined as of the Redemption Date. MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis. The Net Asset Value of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

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

For the six month period ended June 30, 2014, Fund capital decreased 4.55% from $978,349,405 to $933,862,521.  This decrease was attributable to the net income from operations of $22,052,513 coupled with the redemption of 105,289,863 Redeemable Units resulting in an outflow of $175,572,462.  The cash outflow was offset with cash inflow of $109,033,065 due to subscriptions of 83,695,163 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Financial Statements Note 3, Fair Value of Investments.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to June 30, 2014

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

April 1, 2014 to June 30, 2014

The Fund experienced a net trading profit of $48,059,106 before brokerage commissions and related fees in the second quarter of 2014. The Fund’s profits were primarily attributable to the interest rates, stock indices, currency and energy sectors posting profits. The metals and agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April the European Central Bank opened the door to potential large-scale unsterilized asset purchases in an effort to battle below target inflation. While policymakers stressed that markets should not expect immediate action, European bond prices rallied and yield eager investors helped Greece and Portugal to successfully return to the sovereign debt market after prolonged absences. Long fixed income positions profited where bunds provided the most significant contribution to the Fund. Profits were posted to the Fund in the middle of the quarter due to the Fund’s long exposure to German Bunds. Profits were posted to the Fund at the end of the quarter as the Bank of England made a surprise announcement signaling that interest rates in the United Kingdom could be on the rise sooner than expected.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter. In June the Eurozone tried to stem deflation by cutting key interest rates including the bold move of negative deposit rates. These actions provided a catalyst for a number of U.S. equity indices to climb higher.

The currency sector posted profits to the Fund. The currency sector posted profits to the Fund at the beginning of the second quarter. Losses were posted to the Fund in the middle of the quarter due to the Fund’s long Euro positions. Profits were posted to the Fund at the end of the quarter as sterling reached its highest exchange value against the dollar for over five years profiting the Fund’s long S&P, bund and pound positions in particular.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter as natural gas prices and the value of long positions continued to rise in April. Losses were posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter. In June conflicts in Iraq threatened refinery output which supported oil prices and benefitted the Fund’s crude holdings.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning through the middle of the second quarter only to be reversed at the end of the quarter. Losses were posted to the Fund at the end of the quarter due to regional instability in Iraq which contributed to rising precious metal values and subsequent losses for Fund’s short positions in this sector.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April the agriculture sector had positive performance, in particular the Fund’s soybean holding which benefitted from reports showing increasing international demand for U.S. crop and little sign of a seasonal decline in shipments from Brazil as the end of its harvest approached.  The Fund suffered losses in the middle of the quarter. In May improving weather conditions in the U.S. and Russia led to double digit declines in the price of wheat and corn, which adversely affected the Fund’s performance. Corn price declines were further impacted by Chinese import curbs against U.S. genetically modified supplies containing presence of MIR 162, an insect-resistant genetic trait. Losses were posted to the Fund at the end of the quarter. In June corn prices continued to fall with high inventory levels and anticipation of large harvests in the U.S. adding to bearish sentiment and reducing the value of the Fund’s contracts.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2014 and 2013, the Fund’s average Month-end Net Asset Value was approximately $947,816,684 and $1,096,436,062, respectively.

June 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$28,312,270	2.99%	$34,166,175	$21,078,691
Currencies	6,991,651	0.74%	8,403,134	5,952,975
Energy	2,411,465	0.25%	2,781,437	1,909,127
Interest Rates	17,457,050	1.84%	32,950,906	3,754,274
Metals	10,253,761	1.08%	12,845,337	8,246,417
Stock Indices	13,650,005	1.44%	20,862,873	6,278,996

TOTAL	$79,076,202	8.34%	$112,009,862	$47,220,480

June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,033,562	0.82%	$15,231,197	$3,090,566
Currencies	16,828,081	1.53%	23,053,950	9,630,053
Energy	5,415,269	0.49%	6,356,357	3,872,438
Interest Rates	20,735,163	1.89%	27,556,919	12,484,496
Metals	11,813,737	1.08%	25,401,178	678,387
Stock Indices	7,325,372	0.67%	10,694,810	4,653,692

TOTAL	$71,151,184	6.48%	$108,294,411	$34,409,632

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

The following were the primary trading risk exposures of the Fund as of June 30, 2014, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to various equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2014.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of June 30, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Winton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Winton has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring Winton with the market risk controls being applied by Winton.

Risk Management

The management of risk is an integral part of the Trading Program.The Trading Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Trading Advisor’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions. The Trading Advisor also conducts stress testing of its systems utilizing proprietary simulation software which attempts to measure risk.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule

13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended June 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,025,151	589,675	$1.7385
1/16/2014	185,969	107,379	1.7319
2/1/2014	613,575	361,628	1.6967
2/16/2014	226,103	132,418	1.7075
3/1/2014	139,529	80,517	1.7329
3/16/2014	524,831	308,435	1.7016
4/1/2014	2,208,952	1,283,230	1.7214
4/16/2014	297,577	172,538	1.7247
5/1/2014	224,107	128,156	1.7487
5/16/2014	169,846	96,751	1.7555
6/1/2014	878,554	493,819	1.7791
6/16/2014	813,018	458,116	1.7747
7/1/2014	316,340	177,849	1.7787

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$2,979,226	1,871,491	$1.5919
1/16/2014	962,593	607,276	1.5851
2/1/2014	3,696,311	2,381,183	1.5523
2/16/2014	2,699,789	1,728,971	1.5615
3/1/2014	4,033,806	2,546,434	1.5841
3/16/2014	3,025,307	1,945,786	1.5548
4/1/2014	3,897,892	2,479,259	1.5722
4/16/2014	3,572,339	2,268,728	1.5746
5/1/2014	4,823,262	3,022,284	1.5959
5/16/2014	4,272,492	2,667,973	1.6014
6/1/2014	3,821,711	2,355,736	1.6223
6/16/2014	2,083,085	1,287,843	1.6175
7/1/2014	2,295,762	1,416,612	1.6206

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$215,000	117,429	$1.8309
1/16/2014	—	—	1.8250
2/1/2014	14,000	7,825	1.7891
2/16/2014	—	—	1.8016
3/1/2014	—	—	1.8296
3/16/2014	—	—	1.7976
4/1/2014	4,000,000	2,198,164	1.8197
4/16/2014	—	—	1.8244
5/1/2014	—	—	1.8509
5/16/2014	—	—	1.8592
6/1/2014	—	—	1.8854
6/16/2014	—	—	1.8819
7/1/2014	—	—	1.8874

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,342,225	750,895	$1.7875
1/16/2014	—	—	1.7809
2/1/2014	91,084	52,194	1.7451
2/16/2014	—	—	1.7565
3/1/2014	829,000	464,973	1.7829
3/16/2014	1,128,000	644,203	1.7510
4/1/2014	129,961	73,358	1.7716
4/16/2014	—	—	1.7754
5/1/2014	9,000	4,999	1.8004
5/16/2014	35,000	19,363	1.8076
6/1/2014	73,709	40,228	1.8323
6/16/2014	35,239	19,277	1.8280
7/1/2014	50,000	27,285	1.8325

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.8286
1/16/2014	—	—	1.8228
2/1/2014	—	—	1.7869
2/16/2014	—	—	1.7994
3/1/2014	—	—	1.8273
3/16/2014	—	—	1.7954
4/1/2014	5,971,969	3,285,996	1.8174
4/16/2014	—	—	1.8221
5/1/2014	—	—	1.8486
5/16/2014	—	—	1.8569
6/1/2014	295,590	156,970	1.8831
6/16/2014	—	—	1.8795
7/1/2014	—	—	1.8850

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.9307
1/16/2014	—	—	1.9249
2/1/2014	—	—	1.8875
2/16/2014	—	—	1.9010
3/1/2014	—	—	1.9309
3/16/2014	—	—	1.8976
4/1/2014	—	—	1.9213
4/16/2013	—	—	1.9266
5/01/2013	—	—	1.9560
5/16/2013	—	—	1.9657
6/01/2013	—	—	1.9956
6/16/2013	—	—	1.9919
7/1/2013	—	—	1.9984

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,097,617	1,066,890	$1.0288
1/16/2014	35,000	34,130	1.0255
2/1/2014	1,489,860	1,482,005	1.0053
2/16/2014	5,118,801	5,056,604	1.0123
3/1/2014	32,135,122	31,259,846	1.0280
3/16/2014	240,206	237,805	1.0101
4/1/2014	3,071,195	3,003,614	1.0225
4/16/2014	2,113,867	2,062,108	1.0251
5/1/2014	805,595	774,610	1.0400
5/16/2014	1,011,000	967,742	1.0447
6/1/2014	420,000	396,451	1.0594
6/16/2014	150,000	141,858	1.0574
7/1/2014	3,349,000	3,157,944	1.0605

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.0007
1/16/2014	—	—	0.9979
2/1/2014	—	—	0.9787
2/16/2014	—	—	0.9859
3/1/2014	—	—	1.0017
3/16/2014	—	—	0.9846
4/1/2014	—	—	0.9971
4/16/2014	—	—	1.0001
5/1/2014	—	—	1.0149
5/16/2014	—	—	1.0198
6/1/2014	—	—	1.0346
6/16/2014	—	—	1.0330
7/1/2014	—	—	1.0363

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.0254
1/16/2014	—	—	1.0225
2/1/2014	—	—	1.0028
2/16/2014	—	—	1.0102
3/1/2014	—	—	1.0264
3/16/2014	—	—	1.0089
4/1/2014	—	—	1.0217
4/16/2014	—	—	1.0247
5/1/2014	—	—	1.0400
5/16/2014	—	—	1.0450
6/1/2014	—	—	1.0601
6/16/2014	—	—	1.0584
7/1/2014	—	—	1.0619

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 2.5%. Class F Units and Class G Units are subject to a sale commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units, Class F-1 Units, and Class M Units are not subject to any sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933  or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)