Form 10-Q
period 2014-09-30
ML Winton FuturesAccess LLC
filed 2014-11-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-51084

ML WINTON FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227904
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

250 Vesey Street, 11th Floor

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

609-274-5838

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center

250 Vesey Street, 11th Floor

New York, New York 10080

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

As of September 30, 2014, 598,283,880 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $92,126,135 for 2014 and $74,790,241 for 2013)	$920,395,305	$974,168,421
Unrealized profit on open futures contracts	45,112,723	42,267,900
Unrealized profit on open forwards contracts	3,783,436	927,780
Cash	591,938	631,442
Accrued interest receivable	26	200

TOTAL ASSETS	$969,883,428	$1,017,995,743

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$9,517	$7,723
Sponsor and Advisory fees payable	4,201,355	9,079,002
Redemptions payable	9,269,817	17,236,150
Unrealized loss on open futures contracts	31,265,343	11,978,242
Unrealized loss on open forwards contracts	11,816,181	688,767
Other liabilities	548,276	656,454

Total liabilities	57,110,489	39,646,338

MEMBERS’ CAPITAL:
Members’ Interest (598,283,880 Units and 632,945,962 Units)	912,772,939	978,349,405
Total members’ capital	912,772,939	978,349,405

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$969,883,428	$1,017,995,743

NET ASSET VALUE PER UNIT:
(Based on 598,283,880 and 632,945,962 Units outstanding; unlimited Units authorized)

Class A	$1.7841	$1.7385
Class C	$1.6214	$1.5919
Class D	$1.9001	$1.8309
Class I	$1.8398	$1.7875
Class DS	$1.8978	$1.8286
Class DT	$2.0150	$1.9307
Class M	$1.0677	$1.0288
Class F	$1.0458	$1.0007
Class F1	$1.0716	$1.0254

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
TRADING PROFIT (LOSS):

Realized, net	$24,293,879	$(15,970,297)	$85,587,976	$26,912,960
Change in unrealized, net	(11,136,259)	8,188,758	(24,714,036)	6,048,855
Brokerage commissions	(294,442)	(287,726)	(908,716)	(1,029,682)

Total trading profit (loss), net	12,863,178	(8,069,265)	59,965,224	31,932,133

INVESTMENT INCOME (EXPENSE):
Interest, net	(110,961)	(108,916)	(423,094)	(230,787)

EXPENSES:
Management fee	4,409,461	5,049,969	13,610,204	16,063,749
Sponsor fee	3,394,610	3,865,900	10,474,840	12,131,597
Performance fee	1,629,893	—	9,038,560	90,275
Other	476,851	522,941	1,524,611	1,680,774
Total expenses	9,910,815	9,438,810	34,648,215	29,966,395

NET INVESTMENT INCOME (LOSS)	(10,021,776)	(9,547,726)	(35,071,309)	(30,197,182)

NET INCOME (LOSS)	$2,841,402	$(17,616,991)	$24,893,915	$1,734,951

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	71,673,094	98,861,864	78,724,785	100,504,529
Class C	273,326,706	320,126,878	279,183,129	326,277,639
Class D	35,495,844	65,547,304	40,390,998	84,637,855
Class I	33,256,655	50,569,449	38,738,789	50,937,292
Class DS	22,691,891	39,130,689	24,576,245	44,773,936
Class DT	5,812,785	10,123,493	6,379,558	11,446,697
Class M	88,211,703	48,451,473	78,885,099	44,417,900
Class F	46,520,691	46,520,691	46,520,691	44,143,649
Class F1	32,348,368	32,348,368	32,348,368	32,348,368

Net income (loss) per weighted average Unit
Class A	$0.0040	$(0.0280)	$0.0422	$0.0030
Class C	$0.0006	$(0.0298)	$0.0283	$(0.0100)
Class D	$0.0139	$(0.0220)	$0.0673	$0.0625
Class I	$0.0066	$(0.0256)	$0.0447	$0.0072
Class DS	$0.0116	$(0.0246)	$0.0654	$0.0347
Class DT	$0.0154	$(0.0235)	$0.0789	$0.0405
Class M	$0.0064	$(0.0124)	$0.0445	$0.0049
Class F	$0.0095	$(0.0097)	$0.0451	$(0.0473)
Class F1	$0.0097	$(0.0100)	$0.0462	$(0.0340)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital September 30, 2014
Class A	105,821,750	7,397,375	(16,862,854)	96,356,271	89,279,211	5,358,223	(28,247,611)	66,389,823
Class C	334,741,567	23,661,718	(49,429,710)	308,973,575	289,256,969	31,784,962	(52,714,633)	268,327,298
Class D	99,225,678	5,643,638	(39,138,841)	65,730,475	46,696,897	3,680,491	(14,606,721)	35,770,667
Class I	50,667,859	5,547,204	(6,253,607)	49,961,456	47,689,327	2,265,483	(17,685,004)	32,269,806
Class DS	54,128,029	—	(18,954,887)	35,173,142	27,662,374	3,663,481	(8,793,003)	22,532,852
Class DT	13,202,221	—	(4,003,077)	9,199,144	7,308,839	—	(1,643,914)	5,664,925
Class M	38,151,931	13,284,845	(3,265,593)	48,171,183	46,183,286	53,432,510	(11,156,346)	88,459,450
Class F*	—	46,520,691	—	46,520,691	46,520,691	—	—	46,520,691
Class F1**	—	32,348,368	—	32,348,368	32,348,368	—	—	32,348,368
Total Members’ Units	695,939,035	134,403,839	(137,908,569)	692,434,305	632,945,962	100,185,150	(134,847,232)	598,283,880

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2014
Class A	$174,373,801	$12,446,410	$(28,377,257)	$301,008	$158,743,962	$155,214,109	$9,326,388	$(49,420,852)	$3,324,052	$118,443,697
Class C	510,141,341	36,752,597	(76,366,645)	(3,273,152)	467,254,141	460,460,237	50,505,232	(83,818,041)	7,905,922	435,053,350
Class D	169,628,029	9,820,354	(71,124,313)	5,291,965	113,616,035	85,498,186	6,729,000	(26,977,807)	2,719,912	67,969,291
Class I	85,499,452	9,472,593	(10,794,255)	365,746	84,543,536	85,244,114	4,028,721	(31,633,165)	1,731,039	59,370,709
Class DS	92,418,972	—	(33,250,201)	1,553,493	60,722,264	50,584,682	6,685,510	(16,114,795)	1,606,881	42,762,278
Class DT	23,677,969	—	(7,397,833)	464,147	16,744,283	14,111,527	—	(3,200,237)	503,551	11,414,841
Class M	36,647,613	13,089,297	(3,170,308)	219,309	46,785,911	47,512,048	55,063,389	(11,643,724)	3,512,855	94,444,568
Class F*	—	45,942,000	—	(2,086,294)	43,855,706	46,554,511	—	—	2,096,180	48,650,691
Class F1**	—	32,348,368	—	(1,101,271)	31,247,097	33,169,991	—	—	1,493,523	34,663,514
Total Members’ Interest	$1,092,387,177	$159,871,619	$(230,480,812)	$1,734,951	$1,023,512,935	$978,349,405	$132,338,240	$(222,808,621)	$24,893,915	$912,772,939

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1

Per Unit Operating Performance:

Net asset value, beginning of period	$1.7787	$1.6206	$1.8874	$1.8325	$1.8850	$1.9984	$1.0605	$1.0363	$1.0619

Net realized and net change in unrealized trading profit (loss)	0.0256	0.0233	0.0273	0.0264	0.0273	0.0289	0.0153	0.0150	0.0154
Brokerage commissions	(0.0006)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0194)	(0.0218)	(0.0138)	(0.0183)	(0.0137)	(0.0115)	(0.0077)	(0.0051)	(0.0053)

Net asset value, end of period	$1.7841	$1.6214	$1.9001	$1.8398	$1.8978	$2.0150	$1.0677	$1.0458	$1.0716

Total Return: (a) (d)

Total return before Performance fees	0.47%	0.22%	0.84%	0.57%	0.84%	0.97%	0.84%	1.10%	1.10%
Performance fees/other	-0.18%	-0.18%	-0.18%	-0.18%	-0.18%	-0.15%	-0.18%	-0.20%	-0.20%
Total return after Performance fees	0.29%	0.04%	0.66%	0.39%	0.66%	0.82%	0.66%	0.90%	0.90%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.94%	1.19%	0.57%	0.84%	0.57%	0.44%	0.57%	0.32%	0.32%
Performance fees	0.17%	0.17%	0.17%	0.17%	0.17%	0.15%	0.17%	0.19%	0.19%
Expenses (including Performance fees)	1.11%	1.36%	0.74%	1.01%	0.74%	0.59%	0.74%	0.51%	0.51%

Net investment income (loss) (b)	-1.11%	-1.37%	-0.74%	-1.01%	-0.74%	-0.59%	-0.74%	-0.51%	-0.51%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The net investment income (loss) ratio is net of performance fees.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1

Per Unit Operating Performance:

Net asset value, beginning of period	$1.7385	$1.5919	$1.8309	$1.7875	$1.8286	$1.9307	$1.0288	$1.0007	$1.0254

Net realized and net change in unrealized trading profit (loss)	0.1135	0.1034	0.1203	0.1169	0.1202	0.1273	0.0676	0.0661	0.0677
Brokerage commissions	(0.0017)	(0.0015)	(0.0018)	(0.0017)	(0.0018)	(0.0019)	(0.0010)	(0.0010)	(0.0010)
Interest income, net	(0.0008)	(0.0007)	(0.0008)	(0.0008)	(0.0008)	(0.0009)	(0.0005)	(0.0005)	(0.0005)
Expenses	(0.0654)	(0.0717)	(0.0485)	(0.0621)	(0.0484)	(0.0402)	(0.0272)	(0.0195)	(0.0200)

Net asset value, end of period	$1.7841	$1.6214	$1.9001	$1.8398	$1.8978	$2.0150	$1.0677	$1.0458	$1.0716

Total Return: (a) (d)

Total return before Performance fees	3.58%	2.81%	4.75%	3.89%	4.75%	5.15%	4.75%	5.55%	5.55%
Performance fees/other	-0.96%	-0.96%	-0.96%	-0.96%	-0.96%	-0.77%	-0.96%	-1.02%	-1.02%
Total return after Performance fees	2.62%	1.85%	3.79%	2.93%	3.79%	4.38%	3.79%	4.53%	4.53%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	2.84%	3.59%	1.72%	2.54%	1.72%	1.34%	1.72%	0.96%	0.96%
Performance fees	0.95%	0.95%	0.95%	0.95%	0.95%	0.76%	0.95%	1.01%	1.01%
Expenses (including Performance fees)	3.79%	4.54%	2.67%	3.49%	2.67%	2.10%	2.67%	1.97%	1.97%

Net investment income (loss) (b)	-3.79%	-4.54%	-2.66%	-3.49%	-2.66%	-2.10%	-2.66%	-1.97%	-1.97%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The net investment income (loss) ratio is net of performance fees.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1

Per Unit Operating Performance:

Net asset value, beginning of period	$1.6749	$1.5413	$1.7508	$1.7187	$1.7486	$1.8413	$0.9837	$0.9525	$0.9759

Net realized and net change in unrealized trading profit (loss)	(0.0116)	(0.0107)	(0.0121)	(0.0119)	(0.0121)	(0.0127)	(0.0068)	(0.0066)	(0.0067)
Brokerage commissions	(0.0005)	(0.0004)	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0151)	(0.0177)	(0.0095)	(0.0139)	(0.0094)	(0.0077)	(0.0053)	(0.0028)	(0.0028)

Net asset value, end of period	$1.6475	$1.5123	$1.7285	$1.6922	$1.7264	$1.8202	$0.9712	$0.9427	$0.9660

Total Return: (a) (d)

Total return before Performance fees	-1.64%	-1.89%	-1.27%	-1.54%	-1.27%	-1.15%	-1.27%	-1.02%	-1.02%
Performance fees/other (b)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-1.64%	-1.89%	-1.27%	-1.54%	-1.27%	-1.15%	-1.27%	-1.02%	-1.02%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.92%	1.17%	0.55%	0.82%	0.55%	0.42%	0.55%	0.30%	0.30%
Performance fees (b)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.92%	1.17%	0.55%	0.82%	0.55%	0.42%	0.55%	0.30%	0.30%

Net investment income (loss) (e)	-0.93%	-1.18%	-0.56%	-0.83%	-0.56%	-0.43%	-0.56%	-0.31%	-0.31%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Performance fees include reimbursement of performance fees allocated to the share classes in accordance with the offering document.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

(e) The net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F*	Class F1**

Per Unit Operating Performance:

Net asset value, beginning of period	$1.6478	$1.5240	$1.7095	$1.6874	$1.7074	$1.7935	$0.9606	$1.0000	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0485	0.0449	0.0501	0.0496	0.0500	0.0525	0.0282	(0.0597)	(0.0309)
Brokerage commissions	(0.0016)	(0.0015)	(0.0017)	(0.0016)	(0.0017)	(0.0017)	(0.0009)	(0.0004)	(0.0004)
Interest income, net	(0.0004)	(0.0003)	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0002)	(0.0001)	(0.0001)
Expenses	(0.0468)	(0.0548)	(0.0290)	(0.0428)	(0.0289)	(0.0237)	(0.0165)	0.0029	(0.0026)

Net asset value, end of period	$1.6475	$1.5123	$1.7285	$1.6922	$1.7264	$1.8202	$0.9712	$0.9427	$0.9660

Total Return: (a) (d)

Total return before Performance fees	-0.04%	-0.79%	1.09%	0.26%	1.09%	1.47%	1.09%	-6.43%	-3.52%
Performance fees/other (b)	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.72%	0.12%
Total return after Performance fees	-0.06%	-0.81%	1.07%	0.24%	1.07%	1.45%	1.07%	-5.71%	-3.40%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	2.79%	3.54%	1.67%	2.49%	1.67%	1.29%	1.67%	0.90%	0.90%
Performance fees (b)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.73%	-0.12%
Expenses (including Performance fees)	2.79%	3.54%	1.67%	2.49%	1.67%	1.29%	1.67%	0.17%	0.78%

Net investment income (loss) (e)	-2.80%	-3.55%	-1.68%	-2.50%	-1.68%	-1.30%	-1.68%	-0.19%	-0.81%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Performance fees include reimbursement of performance fees allocated to the share classes in accordance with the offering document.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

(e) The net investment income (loss) ratio is net of performance fees.

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Winton FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor trades the Winton Diversified Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2014 and December 31, 2013 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2014 and December 31, 2013 are as follows:

September 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	3,236	$(11,568,553)	-1.27%	(1,457)	$1,629,374	0.18%	$(9,939,179)	-1.09%	October 2014 - April 2015
Currencies - Futures	1,942	(1,471,506)	-0.16%	(3,732)	11,960,220	1.31%	10,488,714	1.15%	December 2014
Currencies - Forwards*	442,022,110	(11,429,543)	-1.25%	(219,022,063)	3,396,798	0.37%	(8,032,745)	-0.88%	October 2014 - March 2015
Energy	434	531,228	0.06%	(1,536)	6,507,086	0.71%	7,038,314	0.77%	October 2014 - December 2014
Interest rates	32,667	4,441,039	0.49%	(350)	5,157	0.00%	4,446,196	0.49%	November 2014 - September 2017
Metals	673	(2,095,908)	-0.23%	(1,429)	7,729,848	0.85%	5,633,940	0.62%	November 2014 - January 2015
Stock indices	7,736	(4,854,670)	-0.53%	(226)	1,034,065	0.11%	(3,820,605)	-0.42%	October 2014 - December 2014

Total, net		$(26,447,913)	-2.89%		$32,262,548	3.53%	$5,814,635	0.64%

December 31, 2013

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,692	$(904,240)	-0.09%	(3,532)	$3,600,461	0.37%	$2,696,221	0.28%	January 2014 - May 2014
Currencies - Futures	4,996	3,146,465	0.32%	(3,705)	4,093,122	0.42%	7,239,587	0.74%	March 2014
Currencies - Forwards*	383,819,256	927,780	0.09%	(236,246,331)	(688,767)	-0.07%	239,013	0.02%	January 2014 - June 2014
Energy	693	407,390	0.04%	(303)	(596,799)	-0.06%	(189,409)	-0.02%	January 2014 - March 2014
Interest rates	19,506	(5,225,777)	-0.53%	(1,606)	631,192	0.06%	(4,594,585)	-0.47%	February 2014 - December 2016
Metals	641	35,533	0.00%	(1,131)	2,627,090	0.27%	2,662,623	0.27%	January 2014 - April 2014
Stock indices	8,131	22,478,186	2.30%	(41)	(2,965)	0.00%	22,475,221	2.30%	January 2014 - March 2014

Total, net		$20,865,337	2.13%		$9,663,334	0.99%	$30,528,671	3.12%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The fair value measurement guidance established by U.S. GAAP is a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2014 and December 31, 2013 are as follows:

2014
Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$45,112,723	$44,488,980	$623,743	$—
Forwards	3,783,436	—	3,783,436	—
	$48,896,159	$44,488,980	$4,407,179	$—

Liabilities
Futures	$31,265,343	$29,164,182	$2,101,161	$—
Forwards	11,816,181	—	11,816,181	—
	$43,081,524	$29,164,182	$13,917,342	$—

September 30, 2014	$5,814,635	$15,324,798	$(9,510,163)	$—

2013
Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$42,267,900	$41,529,812	$738,088	$—
Forwards	927,780	—	927,780	—
	$43,195,680	$41,529,812	$1,665,868	$—

Liabilities
Futures	$11,978,242	$10,857,511	$1,120,731	$—
Forwards	688,767	—	688,767	—
	$12,667,009	$10,857,511	$1,809,498	$—

December 31, 2013	$30,528,671	$30,672,301	$(143,630)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or nine month periods ended September 30, 2014 or the year ended December 31, 2013.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2014 and 2013.

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(10,514,411)	$(13,938,598)
Currencies	(2,945,765)	2,256,754
Energy	3,604,045	5,051,083
Interest rates	16,320,641	66,158,060
Metals	7,973,521	(4,283,413)
Stock indices	(1,280,411)	5,630,054

Total, net	$13,157,620	$60,873,940

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$3,963,085	$13,094,910
Currencies	(1,427,662)	638,612
Energy	(12,001,414)	(18,318,547)
Interest rates	(989,806)	(50,282,974)
Metals	(19,135,360)	16,338,520
Stock indices	21,809,618	71,491,294

Total, net	$(7,781,539)	$32,961,815

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

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of the Trading Advisor’s monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2014, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets.  The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2014 and 2013 amounted to $46,173 and $48,683, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2014 and 2013 amounted to $141,963 and $159,621, respectively, of which $32,116 and $33,843 was payable to the Transfer Agent as of September 30, 2014 and December 31, 2013, respectively.

Brokerage Commissions, Interest and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.              SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption values and to report performance to investors is a useful performance measure for the investors of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month, and any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080	$1.7425	$1.7563	$1.7639	$1.7198	$1.6651	$1.6749	$1.6770	$1.6515	$1.6253	$1.5993	$1.6516	$1.6475
2014	$1.7319	$1.6967	$1.7075	$1.7329	$1.7016	$1.7214	$1.7247	$1.7487	$1.7555	$1.7791	$1.7747	$1.7787	$1.7593	$1.7340	$1.7722	$1.7992	$1.7656	$1.7841

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757	$1.6069	$1.6189	$1.6253	$1.5840	$1.5329	$1.5413	$1.5426	$1.5185	$1.4938	$1.4693	$1.5167	$1.5123
2014	$1.5851	$1.5523	$1.5615	$1.5841	$1.5548	$1.5722	$1.5746	$1.5959	$1.6014	$1.6223	$1.6175	$1.6206	$1.6022	$1.5785	$1.6126	$1.6365	$1.6052	$1.6214

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786	$1.8157	$1.8312	$1.8403	$1.7954	$1.7394	$1.7508	$1.7540	$1.7284	$1.7021	$1.6759	$1.7318	$1.7285
2014	$1.8250	$1.7891	$1.8016	$1.8296	$1.7976	$1.8197	$1.8244	$1.8509	$1.8592	$1.8854	$1.8819	$1.8874	$1.8679	$1.8422	$1.8840	$1.9139	$1.8793	$1.9001

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508	$1.7865	$1.8010	$1.8091	$1.7641	$1.7083	$1.7187	$1.7211	$1.6952	$1.6686	$1.6421	$1.6961	$1.6922
2014	$1.7809	$1.7451	$1.7565	$1.7829	$1.7510	$1.7716	$1.7754	$1.8004	$1.8076	$1.8323	$1.8280	$1.8325	$1.8128	$1.7870	$1.8267	$1.8548	$1.8205	$1.8398

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764	$1.8135	$1.8290	$1.8380	$1.7932	$1.7372	$1.7486	$1.7518	$1.7263	$1.7000	$1.6738	$1.7296	$1.7264
2014	$1.8228	$1.7869	$1.7994	$1.8273	$1.7954	$1.8174	$1.8221	$1.8486	$1.8569	$1.8831	$1.8795	$1.8850	$1.8656	$1.8399	$1.8817	$1.9115	$1.8770	$1.8978

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680	$1.9078	$1.9255	$1.9360	$1.8861	$1.8289	$1.8413	$1.8451	$1.8186	$1.7913	$1.7640	$1.8232	$1.8202
2014	$1.9249	$1.8875	$1.9010	$1.9309	$1.8976	$1.9213	$1.9266	$1.9560	$1.9657	$1.9956	$1.9919	$1.9984	$1.9783	$1.9514	$1.9961	$2.0298	$1.9919	$2.0150

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994	$1.0202	$1.0290	$1.0341	$1.0088	$0.9773	$0.9837	$0.9856	$0.9712	$0.9564	$0.9417	$0.9731	$0.9712
2014	$1.0255	$1.0053	$1.0123	$1.0280	$1.0101	$1.0225	$1.0251	$1.0400	$1.0447	$1.0594	$1.0574	$1.0605	$1.0495	$1.0351	$1.0586	$1.0754	$1.0559	$1.0677

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9759	$0.9459	$0.9525	0.9546	0.9411	0.9271	0.9132	0.9441	0.9427
2014	$0.9979	$0.9787	$0.9859	$1.0017	$0.9846	$0.9971	$1.0001	$1.0149	$1.0198	$1.0346	$1.0330	$1.0363	$1.0261	$1.0124	$1.0358	$1.0526	$1.0340	$1.0458

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9692	$0.9759	0.9782	0.9643	0.9500	0.9358	0.9674	0.966
2014	$1.0225	$1.0028	$1.0102	$1.0264	$1.0089	$1.0217	$1.0247	$1.0400	$1.0450	$1.0601	$1.0584	$1.0619	$1.0514	$1.0373	$1.0613	$1.0785	$1.0595	$1.0716

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

For the nine month period ended September 30, 2014, Fund capital decreased 6.70% from $978,349,405 to $912,772,939.  This decrease was attributable to the net income from operations of $24,893,915 coupled with the redemption 134,847,232 Redeemable Units resulting in an outflow of $222,808,621.  The cash outflow was offset with cash inflow of $132,338,240 due to subscriptions of 100,185,150 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts. A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration. The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded. Contracts may be settled in physical form or cash settled depending upon the contract. Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction. These amounts are considered restricted cash on the Fund’s Statements of Financial Condition. Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss). When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations. The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011.

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

January 1, 2014 to September 30, 2014

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

July 1, 2014 to September 30, 2014

The Fund experienced a net trading profit of $13,157,620 before brokerage commissions and related fees in the third quarter of 2014. The Fund’s profits were primarily attributable to the interest rates, metals and energy sectors posting profits. The stock indices, currency and agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter. At the end of July, a strong GDP number was announced in the U.S and fixed income markets responded with a sharp fall. Profits were posted to the Fund in the middle of the quarter. Combined with ongoing stresses in the relationship between Russia and Ukraine and continued concerns over European growth (or lack thereof), many fixed income markets reached yearly highs. Losses were posted to the Fund at the end of the quarter as the prospect of higher U.S. interest rates weighed on bond prices, contributing to losses in this sector.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Base metal systems contributed positive performance; particularly aluminum and zinc where a series of production cuts by global smelters and mine closures resulted in deteriorating inventories and supply deficits. Profits were posted to the Fund in the middle and the end of the quarter.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Mild summer weather in the U.S., which was forecasted to continue, had limited energy consumption and subsequently saw storage rise, which eroded the value of Fund’s natural gas contracts. Crude oil prices and the Fund’s long position also fell in July where low levels of demand appear to have outweighed the possibility of supply disruptions, which may be caused by escalating conflicts in the Middle East and additional international sanctions against Russia following the MH17 tragedy. Profits were posted to the Fund in the middle and the end of the quarter.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Throughout July, equity markets tried to climb higher, but fell sharply at the end of the month following a very strong GDP number in the U.S. Profits were posted to the Fund in the middle of the quarter. U.S. equities climbed as investors focused on strong corporate earnings and a healthier domestic micro environment in favor of macro headwinds. Losses were posted to the Fund at the end of the quarter.  The prospect of higher U.S. interest rates weighed on equity prices, contributing to losses in this sector.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Concerns about the financial strength of a major Portuguese lender provided a reminder that the Eurozone debt crisis is still being resolved. The IMF provided reassurance that risks are isolated in an effort to avoid contagion and also prevent a wider reassessment of the recovering, but still potentially fragile banking system. With the European Central Bank struggling to stem a deflationary tide while U.S. economic activity improved, events emphasized a widening transatlantic divergence through July. Profits were posted to the Fund in the middle of the quarter due to the gains achieved being positioned short euros. Profits were posted to the Fund at the end of the quarter due to strong performance for the Trading Program being positioned long euros.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Losses were posted to the Fund in the middle of the quarter as Vladimir Putin banned imports of agricultural produce from those countries which imposed sanctions on Russia for its actions in the Ukraine crisis. Losses were posted to the Fund at the end of the quarter as soybean prices and the value of contracts continued to fall in September, trading lower as U.S. farmers began to harvest a strong crop and China suspended import approval for two genetically modified traits.

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

The Fund, under the direction of the Trading Advisor, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category. For the nine month periods ended September 30, 2014 and 2013, the Fund’s average Month-end Net Asset Value was approximately $937,788,872 and $1,078,783,040, respectively.

	September 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$23,753,943	2.53%	$34,166,175	$13,986,470
Currencies	6,456,389	0.69%	8,403,134	5,146,393
Energy	5,978,825	0.64%	13,688,692	1,909,127
Interest Rates	18,775,761	2.00%	32,950,906	3,754,274
Metals	12,777,078	1.36%	18,605,442	8,246,417
Stock Indices	12,819,964	1.37%	20,862,873	6,278,996

TOTAL	$80,561,960	8.59%	$128,677,222	$39,321,677

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$7,663,591	0.71%	$15,231,197	$3,090,566
Currencies	15,607,911	1.45%	23,053,950	9,630,053
Energy	4,632,391	0.43%	6,356,357	2,909,443
Interest Rates	19,179,627	1.78%	27,556,919	12,484,496
Metals	17,884,286	1.66%	31,568,957	678,387
Stock Indices	6,700,699	0.62%	10,694,810	4,653,692

TOTAL	$71,668,505	6.65%	$114,462,190	$33,446,637

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following are the primary trading risk exposures of the Fund by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following are the primary non-trading risk exposures of the Fund.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

The Trading Advisor’s investment strategies are operated as an automated, computer-based system.  Most of the Trading Advisor’s investments are made strictly in accordance with the output of the Trading Advisor’s system.  However, the Trading Advisor may, on occasion (such as the occurrence of exceptional events that fall outside the parameters of the research on which the system is based), make investment decisions based on other factors and take action to override the output of the system to seek to protect the interests of clients.  For example, if there is a market crash or if trading is suspended on a market or exchange, the Trading Advisor may attempt to reduce risk by decreasing leverage or liquidating or hedging positions in certain markets.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended September 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act) and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,025,151	589,675	$1.7385
1/16/2014	185,969	107,379	1.7319
2/1/2014	613,575	361,628	1.6967
2/16/2014	226,103	132,418	1.7075
3/1/2014	139,529	80,517	1.7329
3/16/2014	524,831	308,435	1.7016
4/1/2014	2,208,952	1,283,230	1.7214
4/16/2014	297,577	172,538	1.7247
5/1/2014	224,107	128,156	1.7487
5/16/2014	169,846	96,751	1.7555
6/1/2014	878,554	493,819	1.7791
6/16/2014	813,018	458,116	1.7747
7/1/2014	316,340	177,849	1.7787
7/16/2014	301,175	171,190	1.7593
8/1/2014	756,905	436,508	1.7340
8/16/2014	146,171	82,480	1.7722
9/1/2014	458,985	255,105	1.7992
9/16/2014	39,600	22,429	1.7656
10/1/2014	448,350	251,303	1.7841

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$2,979,226	1,871,491	$1.5919
1/16/2014	962,593	607,276	1.5851
2/1/2014	3,696,311	2,381,183	1.5523
2/16/2014	2,699,789	1,728,971	1.5615
3/1/2014	4,033,806	2,546,434	1.5841
3/16/2014	3,025,307	1,945,786	1.5548
4/1/2014	3,897,892	2,479,259	1.5722
4/16/2014	3,572,339	2,268,728	1.5746
5/1/2014	4,823,262	3,022,284	1.5959
5/16/2014	4,272,492	2,667,973	1.6014
6/1/2014	3,821,711	2,355,736	1.6223
6/16/2014	2,083,085	1,287,843	1.6175
7/1/2014	2,295,762	1,416,612	1.6206
7/16/2014	1,796,652	1,121,366	1.6022
8/1/2014	2,465,112	1,561,680	1.5785
8/16/2014	1,983,849	1,230,218	1.6126
9/1/2014	1,146,536	700,602	1.6365
9/16/2014	949,508	591,520	1.6052
10/1/2014	1,698,036	1,047,265	1.6214

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$215,000	117,429	$1.8309
1/16/2014	—	—	1.8250
2/1/2014	14,000	7,825	1.7891
2/16/2014	—	—	1.8016
3/1/2014	—	—	1.8296
3/16/2014	—	—	1.7976
4/1/2014	4,000,000	2,198,164	1.8197
4/16/2014	—	—	1.8244
5/1/2014	—	—	1.8509
5/16/2014	—	—	1.8592
6/1/2014	—	—	1.8854
6/16/2014	—	—	1.8819
7/1/2014	—	—	1.8874
7/16/2014	—	—	1.8679
8/1/2014	2,500,000	1,357,073	1.8422
8/16/2014	—	—	1.8840
9/1/2014	—	—	1.9139
9/16/2014	—	—	1.8793
10/1/2014	—	—	1.9001

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,342,225	750,895	$1.7875
1/16/2014	—	—	1.7809
2/1/2014	91,084	52,194	1.7451
2/16/2014	—	—	1.7565
3/1/2014	829,000	464,973	1.7829
3/16/2014	1,128,000	644,203	1.7510
4/1/2014	129,961	73,358	1.7716
4/16/2014	—	—	1.7754
5/1/2014	9,000	4,999	1.8004
5/16/2014	35,000	19,363	1.8076
6/1/2014	73,709	40,228	1.8323
6/16/2014	35,239	19,277	1.8280
7/1/2014	50,000	27,285	1.8325
7/16/2014	100,000	55,163	1.8128
8/1/2014	120,000	67,152	1.7870
8/16/2014	35,503	19,436	1.8267
9/1/2014	50,000	26,957	1.8548
9/16/2014	—	—	1.8205
10/1/2014	20,000	10,871	1.8398

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.8286
1/16/2014	—	—	1.8228
2/1/2014	—	—	1.7869
2/16/2014	—	—	1.7994
3/1/2014	—	—	1.8273
3/16/2014	—	—	1.7954
4/1/2014	5,971,969	3,285,996	1.8174
4/16/2014	—	—	1.8221
5/1/2014	—	—	1.8486
5/16/2014	—	—	1.8569
6/1/2014	295,590	156,970	1.8831
6/16/2014	—	—	1.8795
7/1/2014	—	—	1.8850
7/16/2014	—	—	1.8656
8/1/2014	—	—	1.8399
8/16/2014	—	—	1.8817
9/1/2014	224,074	117,224	1.9115
9/16/2014	193,877	103,291	1.8770
10/1/2014	101,944	53,717	1.8978

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.9307
1/16/2014	—	—	1.9249
2/1/2014	—	—	1.8875
2/16/2014	—	—	1.9010
3/1/2014	—	—	1.9309
3/16/2014	—	—	1.8976
4/1/2014	—	—	1.9213
4/16/2014	—	—	1.9266
5/1/2014	—	—	1.9560
5/16/2014	—	—	1.9657
6/1/2014	—	—	1.9956
6/16/2014	—	—	1.9919
7/1/2014	—	—	1.9984
7/16/2014	—	—	1.9783
8/1/2014	—	—	1.9514
8/16/2014	—	—	1.9961
9/1/2014	—	—	2.0298
9/16/2014	—	—	1.9919
10/1/2014	—	—	2.0150

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,097,617	1,066,890	$1.0288
1/16/2014	35,000	34,130	1.0255
2/1/2014	1,489,860	1,482,005	1.0053
2/16/2014	5,118,801	5,056,604	1.0123
3/1/2014	32,135,122	31,259,846	1.0280
3/16/2014	240,206	237,805	1.0101
4/1/2014	3,071,195	3,003,614	1.0225
4/16/2014	2,113,867	2,062,108	1.0251
5/1/2014	805,595	774,610	1.0400
5/16/2014	1,011,000	967,742	1.0447
6/1/2014	420,000	396,451	1.0594
6/16/2014	150,000	141,858	1.0574
7/1/2014	3,349,000	3,157,944	1.0605
7/16/2014	453,000	431,634	1.0495
8/1/2014	385,000	371,945	1.0351
8/16/2014	580,126	548,012	1.0586
9/1/2014	1,783,000	1,657,988	1.0754
9/16/2014	825,000	781,324	1.0559
10/1/2014	1,575,000	1,475,133	1.0677

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.0007
1/16/2014	—	—	0.9979
2/1/2014	—	—	0.9787
2/16/2014	—	—	0.9859
3/1/2014	—	—	1.0017
3/16/2014	—	—	0.9846
4/1/2014	—	—	0.9971
4/16/2014	—	—	1.0001
5/1/2014	—	—	1.0149
5/16/2014	—	—	1.0198
6/1/2014	—	—	1.0346
6/16/2014	—	—	1.0330
7/1/2014	—	—	1.0363
7/16/2014	—	—	1.0261
8/1/2014	—	—	1.0124
8/16/2014	—	—	1.0358
9/1/2014	—	—	1.0526
9/16/2014	—	—	1.0340
10/1/2014	—	—	1.0458

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.0254
1/16/2014	—	—	1.0225
2/1/2014	—	—	1.0028
2/16/2014	—	—	1.0102
3/1/2014	—	—	1.0264
3/16/2014	—	—	1.0089
4/1/2014	—	—	1.0217
4/16/2014	—	—	1.0247
5/1/2014	—	—	1.0400
5/16/2014	—	—	1.0450
6/1/2014	—	—	1.0601
6/16/2014	—	—	1.0584
7/1/2014	—	—	1.0619
7/16/2014	—	—	1.0514
8/1/2014	—	—	1.0373
8/16/2014	—	—	1.0613
9/1/2014	—	—	1.0785
9/16/2014	—	—	1.0595
10/1/2014	—	—	1.0716

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units, Class F-1 Units, and Class M Units are not subject to upfront sales commissions.

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

31.01 and 31.02          Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02            Are filed herewith.

32.01 and 32.02          Section 1350 Certifications

Exhibit 32.01 and 32.02            Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)