Form 10-K
period 2014-12-31
ML Winton FuturesAccess LLC
filed 2015-03-20
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

As of February 28, 2015 Units of limited liability company interest with an aggregate Net Asset Value of $1,106,452,946 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2014 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2014, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML WINTON FUTURESACCESS LLC

ANNUAL REPORT FOR 2014 ON FORM 10-K

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

The Trading Program employs what is traditionally known as a “systematic” approach to trading financial instruments. In this context, the term “systematic” implies that the vast majority of the trading systems are executed, without discretion, either electronically or by a team responsible for the placement of orders, based on the instructions generated by a computer-based system, see “Trading Advisor’s Trading Program,” below.  The Trading Advisor is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2014, the Net Asset Value of the Fund  was $981,085,057 and the Net Asset Value per Unit was, $1.9392 for Class A, $1.7580 for Class C, $2.0732 for Class D, $2.0018 for Class I, $2.0706 for Class DS, $2.2127 for Class DT , $1.1649 for Class M, $1.1433 for Class F and  $1.1715 for Class F1.

Since the Fund began trading activities, the highest and lowest month-end Net Asset per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.9392 (December 31, 2014) and the lowest was $1.0223 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class C was $1.7580 (December 31, 2014) and the lowest was $1.0214 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class I was $2.0018 (December 31, 2014) and the lowest was $1.0226 (February 28, 2005).  The highest month-end Net Asset Value per Unit for Class D was $2.0732 (December 31, 2014) and the lowest was $0.9601 (April 30, 2005).  The highest month-end Net Asset Value per Unit for Class DS was $2.0706 (December 31, 2014) and the lowest was $1.0733 (March 31, 2007). The highest month-end Net Asset Value per Unit for Class DT was $2.2127 (December 31, 2014) and the lowest was $1.1867 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class M was $1.1649 (December 31, 2014) and the lowest was $0.9282 (November 15, 2012). The highest month-end Net Asset Value per Unit for Class F was $1.1433 (December 31, 2014) and the lowest was $0.9132 (August 31, 2013). The highest month-end Net Asset Value per Unit for Class F1 was $1.1715 (December 31, 2014) and the lowest was $0.9358 (August 31, 2013).

Effective as of February 1, 2015, ML Winton FuturesAccess Ltd. (the “Offshore Fund”) invested all of its assets into the Fund (the “Restructuring”).  In connection with the Restructuring, the Fund offered a new Class of Units, designated as Class DI, to the Offshore Fund.  The Class DI Units will be offered only to the Offshore Fund.

The Net Asset Value of the Fund is generally calculated in accordance with generally accepted accounting principles (“GAAP”). However, the Fund’s Limited Liability Company Operating Agreement allows the Sponsor to depart from GAAP in calculating the Fund’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if the Sponsor determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  The Sponsor may depart from GAAP in calculating the Fund’s Net Asset Value for these purposes if, for example, it determines that application of GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but the Sponsor determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that the Sponsor departs from GAAP in calculating the Fund’s Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Fund’s audited financial statements will continue to be determined in accordance with GAAP.

(b)          Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Advisory Agreement Term

The Advisory Agreement will continue in effect until December 31, 2016.  Thereafter, the Advisory Agreement will be automatically renewed for successive three-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Fund upon 90 days’ notice to the other party. The Advisory Agreement may, however, be terminated at any time by the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, as a result of a material breach of the Advisory Agreement by the other party, after due notice and an opportunity to cure.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Advisor follows a disciplined investment process that is based on scientific analysis of past data.  The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Trading Advisor uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data.  The Trading Advisor conducts scientific research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors.  The Trading Advisor’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), correlation between markets and transaction costs.  These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk.  Generally, if rising prices are forecast, a long position will be established or maintained and if falling prices are forecast, a short position will be established or maintained.

Historically, the Trading Advisor’s research was focused on developing trend-following strategies that invest in futures contracts (based on data that is intrinsic to markets).  However, in recent years, the Trading Advisor has increased its use of non-trend-following strategies (generally based on data that is external to markets).

The Trading Advisor’s investment strategies are operated as an automated, computer-based system. This investment system is modified over time as the Trading Advisor monitors its operation and undertakes further research.  Changes to the system occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

The Trading Advisor generally expects the holding periods for the Trading Program portfolio to be long-term with the average holding period across all instruments expected to be 3-8 months.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2014 fiscal year.

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Fund are currency forwards.  MLI is the only counterparty to these forward contracts.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Trading Advisor to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

Markets

The Trading Program currently invests in a diversified portfolio of over 100 futures markets, currency forwards and related instruments.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — may differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward FX markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2014 and 2013 are as follows:

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,421	$(785,953)	-0.08%	(1,158)	$1,472,959	0.15%	$687,006	0.07%	January 2015 - May 2015
Currencies - Futures	45	82,921	0.01%	(4,699)	6,871,456	0.70%	6,954,377	0.71%	March 2015
Currencies - Forwards*	332,199,304	(8,001,592)	-0.82%	(212,084,481)	3,455,991	0.35%	(4,545,601)	-0.47%	January 2015 - June 2015
Energy	322	(3,058,740)	-0.31%	(847)	6,738,494	0.69%	3,679,754	0.38%	January 2015 - March 2015
Interest rates	25,193	13,192,799	1.34%	(189)	(39,367)	0.00%	13,153,432	1.34%	March 2015 - March 2018
Metals	896	(3,038,004)	-0.31%	(1,377)	3,249,905	0.33%	211,901	0.02%	January 2015 - April 2015
Stock indices	4,101	6,699,726	0.68%	(193)	(738,571)	-0.08%	5,961,155	0.60%	January 2015 - March 2015

Total, net		$5,091,157	0.51%		$21,010,867	2.14%	$26,102,024	2.65%

December 31, 2013
	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,692	$(904,240)	-0.09%	(3,532)	$3,600,461	0.37%	$2,696,221	0.28%	January 2014 - May 2014
Currencies - Futures	4,996	3,146,465	0.32%	(3,705)	4,093,122	0.42%	7,239,587	0.74%	March 2014
Currencies - Forwards*	383,819,256	927,780	0.09%	(236,246,331)	(688,767)	-0.07%	239,013	0.02%	January 2014 - June 2014
Energy	693	407,390	0.04%	(303)	(596,799)	-0.06%	(189,409)	-0.02%	January 2014 - March 2014
Interest rates	19,506	(5,225,777)	-0.53%	(1,606)	631,192	0.06%	(4,594,585)	-0.47%	February 2014 - December 2016
Metals	641	35,533	0.00%	(1,131)	2,627,090	0.27%	2,662,623	0.27%	January 2014 - April 2014
Stock indices	8,131	22,478,186	2.30%	(41)	(2,965)	0.00%	22,475,221	2.30%	January 2014 - March 2014

Total, net		$20,865,337	2.13%		$9,663,334	0.99%	$30,528,671	3.12%

**Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

As of December 31, 2014 the Fund employed $62,141,510 and $7,894,589 as initial margin to support futures and forward positions, respectively, representing approximately 6.03% and .77%, respectively, of the Fund’s total assets as of such date.

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

•                        pledged as collateral to MLI for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                        deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally;

•        held in securities brokerage accounts maintained with MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time. Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLI, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLI, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

MLPF&S and any other BAC affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest-rate environments in which the Fund receives little or no interest on these cash assets.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,939,953	0.21%	$2,145,799	0.20%	$2,111,326	0.19%
Sponsor fees	13,968,592	1.48%	15,912,263	1.50%	17,137,471	1.53%
Management fees	18,246,934	1.94%	21,013,843	1.98%	22,799,470	2.03%
Performance fees	29,738,237	3.16%	6,385,339	0.60%	519	0.00%
Total	$63,893,716	6.79%	$45,457,244	4.28%	$42,048,786	3.75%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on its forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D, Class I Units, Class F Units and Class G Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Assets Value during 2014, 2013, and 2012 equaled $942,137,762, $1,062,136,383 and $1,121,818,669, respectively.

During 2014, the interest expense for the Fund was $492,913, or approximately 0.05% of the Fund’s average month-end Net Assets Value. During 2013, the interest expense for the Fund was $370,405, or approximately 0.03% of the Fund’s average month-end Net Assets Value. During 2012, the interest expense for the Fund was $268,920, or approximately 0.02% of the Fund’s average month-end Net Assets Value.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage commissions

During 2014, 2013 and 2012 round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $4.08, $4.48 and $5.48, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the month-end Net Asset Value at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units, and 1.1% for Class I Units. Class D Units, Class DS Units, Class DT Units, Class DI Units, Class F Units, Class F-1 Units, Class G Units and Class M Units are not charged a Sponsor fee. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D and Class I Units are subject to upfront sales commissions up to 2.5% of an investor’s gross subscription amount. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Units purchased and reflected in the Fund’s records are net of any commissions charged by MLPF&S. Class C Units, Class DS Units, Class DT Units, Class DI Units, Class F-1 and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which Class M Units are held

MLI (or an affiliate); Other counterparties	Bid–ask spreads

Bid–ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purposes of generally accepted accounting principles.

MLI (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLI or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Trading Advisor and MLAI	Performance fees

The Fund pays a 20% quarterly performance to the Trading Advisor with respect to all Classes of Units, except Class DT Units for which the Fund pays a 15% quarterly performance fee to the Trading Advisor. The performance fee is calculated based on any increase in the aggregate net asset value of the Classes of Units subject to the same rate of performance fees (each a “Class Group”), taken together, in excess of the Class Group’s highest net asset value as of any previous calendar quarter end after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The performance fee is also paid on net redemptions, and the High Water Mark is proportionately reduced. Net Asset Value for purposes of calculating the performance fee does not include interest income earned by the Fund.

Trading Advisor and MLAI	Management Fees

The Fund pays monthly management fees to the Trading Advisor based on the month-end Net Asset Value of the Fund (prior to reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). The management fee rate is 2% per year for Class A Units, Class C Units, Class I Units, Class D Units, Class DS Units, Class DI Units and Class M Units. The management fee rate is 1.5% per year for Class DT Units. The management fee rate is 1.25% per year for Class G Units. The management fee rate is 1% per year for Class F Units and Class F-1 Units. With respect to the Class A Units, Class C Units, Class D Units, Class DS Units, Class I Units, Class DI Units and Class M Units, the Trading Advisor has agreed to share 50% of its management fee with MLAI. With respect to Class F Units and Class F-1 Units, the Trading Advisor has agreed to share 30% of its management fee with MLAI. With respect to Class G Units, the Trading Advisor has agreed to share 36% of its management fee with MLAI. The Trading Advisor has agreed to share the management fees with MLAI in order to defray costs in connection with and in consideration of BAC providing certain administrative and operational support for the Fund. This fee sharing arrangement does not apply in respect of Class DT Units.

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

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets, including by trading in F/X forward contracts.  Prospective investors must recognize that F/X forward trading takes place in unregulated markets, rather than on futures exchanges or swap execution facilities, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties to forwards generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

As a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, this may change in the future. See “Regulatory Changes Could Restrict the Fund’s Operations” in this section below.

Dodd-Frank amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which the Sponsor would otherwise recommend, to the possible detriment of the Fund.

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

The Fund’s investments in uncleared OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although derivatives traded on regulated exchanges or execution facilities are subject to risk of failure of the exchange or facility on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

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

The aggregate capital committed to the managed futures sector in general is also near its all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  Those proposed speculative position limits were vacated by a United States District Court, but the CFTC has proposed a new set of speculative position limits which are not yet finalized.  If the current proposal is approved, the size or duration of positions available to the Fund may be further limited.

In addition, Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The Sponsor is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The CFTC’s current position limit proposal would, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Sponsor hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although the Sponsor may claim an exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearinghouse.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Fund has entered into a futures contract.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLI and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause the Sponsor to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The Sponsor has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

The Sponsor’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

The Sponsor may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or MLI.  In addition, to the extent assets are held at entities other than MLPF&S and MLI, the Sponsor may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although the Sponsor believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

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

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally commingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges, cash margin for OTC trades is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in non-interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

Dodd-Frank includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing Dodd-Frank will ultimately require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or be submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or the Sponsor directly, while others could impact the Fund, the Trading Advisor or the Sponsor indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also will require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades are currently subject to these rules. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.

Although Dodd-Frank will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which will apply primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives,

referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-EU counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with EU counterparties, which will require compliance by their non-EU counterparties in order to satisfy their own obligations under EMIR.  EU FCs or NFC+s which transact with a non-EU counterparty that would be classed as an FC or an NFC+ if it had been established in the EU will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorised central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the EU, although draft legislation covering various classes has been proposed.

Certain risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) have already been implemented through secondary measures, while others, such as the requirement to exchange collateral, are still being finalised.

The EU regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the EU.

It is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”), and to regulation by the Board of Governors of the Federal Reserve System.  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York,, New York, 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units. Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon submitting a redemption request by the “Subscription/Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month.  MLAI may eliminate investors’ mid-month redemption right at any time.  The Net Asset Value of redeemed Units is determined as of the Redemption Date.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)                             Holders:

As of December 31, 2014, there were 7,945 holders of Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,025,151	589,675	$1.7385
1/16/2014	185,969	107,379	1.7319
2/1/2014	613,575	361,628	1.6967
2/16/2014	226,103	132,418	1.7075
3/1/2014	139,529	80,517	1.7329
3/16/2014	524,831	308,435	1.7016
4/1/2014	2,208,952	1,283,230	1.7214
4/16/2014	297,577	172,538	1.7247
5/1/2014	224,107	128,156	1.7487
5/16/2014	169,846	96,751	1.7555
6/1/2014	878,554	493,819	1.7791
6/16/2014	813,018	458,116	1.7747
7/1/2014	316,340	177,849	1.7787
7/16/2014	301,175	171,190	1.7593
8/1/2014	756,905	436,508	1.7340
8/16/2014	146,171	82,480	1.7722
9/1/2014	458,985	255,105	1.7992
9/16/2014	39,600	22,429	1.7656
10/1/2014	448,350	251,303	1.7841
10/16/2014	387,436	213,310	1.8163
11/1/2014	55,130	29,933	1.8418
11/16/2014	155,025	83,012	1.8675
12/1/2014	163,350	84,502	1.9331
12/16/2014	77,175	40,501	1.9055
1/1/2015	700,697	361,333	1.9392
1/16/2015	50,365	25,604	1.9671
2/1/2015	19,500	9,799	1.9900

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$2,979,226	1,871,491	$1.5919
1/16/2014	962,593	607,276	1.5851
2/1/2014	3,696,311	2,381,183	1.5523
2/16/2014	2,699,789	1,728,971	1.5615
3/1/2014	4,033,806	2,546,434	1.5841
3/16/2014	3,025,307	1,945,786	1.5548
4/1/2014	3,897,892	2,479,259	1.5722
4/16/2014	3,572,339	2,268,728	1.5746
5/1/2014	4,823,262	3,022,284	1.5959
5/16/2014	4,272,492	2,667,973	1.6014
6/1/2014	3,821,711	2,355,736	1.6223
6/16/2014	2,083,085	1,287,843	1.6175
7/1/2014	2,295,762	1,416,612	1.6206
7/16/2014	1,796,652	1,121,366	1.6022
8/1/2014	2,465,112	1,561,680	1.5785
8/16/2014	1,983,849	1,230,218	1.6126
9/1/2014	1,146,536	700,602	1.6365
9/16/2014	949,508	591,520	1.6052
10/1/2014	1,698,036	1,047,265	1.6214
10/16/2014	1,241,545	752,451	1.6500
11/1/2014	1,482,562	886,488	1.6724
11/16/2014	448,134	264,370	1.6951
12/1/2014	964,782	550,078	1.7539
12/16/2014	1,094,731	633,489	1.7281
1/1/2015	1,154,000	656,428	1.7580
1/16/2015	526,000	295,091	1.7825
2/1/2015	1,262,328	700,321	1.8025

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$215,000	117,429	$1.8309
1/16/2014	—	—	1.8250
2/1/2014	14,000	7,825	1.7891
2/16/2014	—	—	1.8016
3/1/2014	—	—	1.8296
3/16/2014	—	—	1.7976
4/1/2014	4,000,000	2,198,164	1.8197
4/16/2014	—	—	1.8244
5/1/2014	—	—	1.8509
5/16/2014	—	—	1.8592
6/1/2014	—	—	1.8854
6/16/2014	—	—	1.8819
7/1/2014	—	—	1.8874
7/16/2014	—	—	1.8679
8/1/2014	2,500,000	1,357,073	1.8422
8/16/2014	—	—	1.8840
9/1/2014	—	—	1.9139
9/16/2014	—	—	1.8793
10/1/2014	—	—	1.9001
10/16/2014	—	—	1.9357
11/1/2014	—	—	1.9640
11/16/2014	—	—	1.9928
12/1/2014	—	—	2.0641
12/16/2014	—	—	2.0358
1/1/2015	500,000	241,173	2.0732
1/16/2015	—	—	2.1043
2/1/2015	500,000	234,731	2.1301

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,342,225	750,895	$1.7875
1/16/2014	—	—	1.7809
2/1/2014	91,084	52,194	1.7451
2/16/2014	—	—	1.7565
3/1/2014	829,000	464,973	1.7829
3/16/2014	1,128,000	644,203	1.7510
4/1/2014	129,961	73,358	1.7716
4/16/2014	—	—	1.7754
5/1/2014	9,000	4,999	1.8004
5/16/2014	35,000	19,363	1.8076
6/1/2014	73,709	40,228	1.8323
6/16/2014	35,239	19,277	1.8280
7/1/2014	50,000	27,285	1.8325
7/16/2014	100,000	55,163	1.8128
8/1/2014	120,000	67,152	1.7870
8/16/2014	35,503	19,436	1.8267
9/1/2014	50,000	26,957	1.8548
9/16/2014	—	—	1.8205
10/1/2014	20,000	10,871	1.8398
10/16/2014	247,500	132,113	1.8734
11/1/2014	25,000	13,158	1.9000
11/16/2014	130,000	67,465	1.9269
12/1/2014	—	—	1.9949
12/16/2014	—	—	1.9667
1/1/2015	20,000	9,991	2.0018
1/16/2015	—	—	2.0310
2/1/2015	25,000	12,166	2.0549

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.8286
1/16/2014	—	—	1.8228
2/1/2014	—	—	1.7869
2/16/2014	—	—	1.7994
3/1/2014	—	—	1.8273
3/16/2014	—	—	1.7954
4/1/2014	5,971,969	3,285,996	1.8174
4/16/2014	—	—	1.8221
5/1/2014	—	—	1.8486
5/16/2014	—	—	1.8569
6/1/2014	295,590	156,970	1.8831
6/16/2014	—	—	1.8795
7/1/2014	—	—	1.8850
7/16/2014	—	—	1.8656
8/1/2014	—	—	1.8399
8/16/2014	—	—	1.8817
9/1/2014	224,074	117,224	1.9115
9/16/2014	193,877	103,291	1.8770
10/1/2014	101,944	53,717	1.8978
10/16/2014	—	—	1.9333
11/1/2014	—	—	1.9616
11/16/2014	131,866	66,254	1.9903
12/1/2014	—	—	2.0615
12/16/2014	—	—	2.0333
1/1/2015	—	—	2.0706
1/16/2015	—	—	2.1017
2/1/2015	463,567	217,903	2.1274

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.9307
1/16/2014	—	—	1.9249
2/1/2014	—	—	1.8875
2/16/2014	—	—	1.9010
3/1/2014	—	—	1.9309
3/16/2014	—	—	1.8976
4/1/2014	—	—	1.9213
4/16/2014	—	—	1.9266
5/1/2014	—	—	1.9560
5/16/2014	—	—	1.9657
6/1/2014	—	—	1.9956
6/16/2014	—	—	1.9919
7/1/2014	—	—	1.9984
7/16/2014	—	—	1.9783
8/1/2014	—	—	1.9514
8/16/2014	—	—	1.9961
9/1/2014	—	—	2.0298
9/16/2014	—	—	1.9919
10/1/2014	—	—	2.0150
10/16/2014	—	—	2.0554
11/1/2014	—	—	2.0878
11/16/2014	—	—	2.1206
12/1/2014	—	—	2.2016
12/16/2014	—	—	2.1700
1/1/2015	—	—	2.2127
1/16/2015	—	—	2.2484
2/1/2015	81,606	35,822	2.2781

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$1,097,617	1,066,890	$1.0288
1/16/2014	35,000	34,130	1.0255
2/1/2014	1,489,860	1,482,005	1.0053
2/16/2014	5,118,801	5,056,604	1.0123
3/1/2014	32,135,122	31,259,846	1.0280
3/16/2014	240,206	237,805	1.0101
4/1/2014	3,071,195	3,003,614	1.0225
4/16/2014	2,113,867	2,062,108	1.0251
5/1/2014	805,595	774,610	1.0400
5/16/2014	1,011,000	967,742	1.0447
6/1/2014	420,000	396,451	1.0594
6/16/2014	150,000	141,858	1.0574
7/1/2014	3,349,000	3,157,944	1.0605
7/16/2014	453,000	431,634	1.0495
8/1/2014	385,000	371,945	1.0351
8/16/2014	580,126	548,012	1.0586
9/1/2014	1,783,000	1,657,988	1.0754
9/16/2014	825,000	781,324	1.0559
10/1/2014	1,575,000	1,475,133	1.0677
10/16/2014	187,000	171,938	1.0876
11/1/2014	1,834,107	1,661,931	1.1036
11/16/2014	2,246,198	2,006,071	1.1197
12/1/2014	1,486,000	1,281,255	1.1598
12/16/2014	120,000	104,906	1.1439
1/1/2015	1,650,000	1,416,431	1.1649
1/16/2015	325,000	274,865	1.1824
2/1/2015	900,000	751,943	1.1969

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.0007
1/16/2014	—	—	0.9979
2/1/2014	—	—	0.9787
2/16/2014	—	—	0.9859
3/1/2014	—	—	1.0017
3/16/2014	—	—	0.9846
4/1/2014	—	—	0.9971
4/16/2014	—	—	1.0001
5/1/2014	—	—	1.0149
5/16/2014	—	—	1.0198
6/1/2014	—	—	1.0346
6/16/2014	—	—	1.0330
7/1/2014	—	—	1.0363
7/16/2014	—	—	1.0261
8/1/2014	—	—	1.0124
8/16/2014	—	—	1.0358
9/1/2014	—	—	1.0526
9/16/2014	—	—	1.0340
10/1/2014	—	—	1.0458
10/16/2014	—	—	1.0657
11/1/2014	—	—	1.0817
11/16/2014	—	—	1.0979
12/1/2014	—	—	1.1375
12/16/2014	—	—	1.1223
1/1/2015	—	—	1.1433
1/16/2015	—	—	1.1609
2/1/2015	—	—	1.1755

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2014	$—	—	$1.0254
1/16/2014	—	—	1.0225
2/1/2014	—	—	1.0028
2/16/2014	—	—	1.0102
3/1/2014	—	—	1.0264
3/16/2014	—	—	1.0089
4/1/2014	—	—	1.0217
4/16/2014	—	—	1.0247
5/1/2014	—	—	1.0400
5/16/2014	—	—	1.0450
6/1/2014	—	—	1.0601
6/16/2014	—	—	1.0584
7/1/2014	—	—	1.0619
7/16/2014	—	—	1.0514
8/1/2014	—	—	1.0373
8/16/2014	—	—	1.0613
9/1/2014	—	—	1.0785
9/16/2014	—	—	1.0595
10/1/2014	—	—	1.0716
10/16/2014	—	—	1.0920
11/1/2014	—	—	1.1084
11/16/2014	—	—	1.1249
12/1/2014	—	—	1.1656
12/16/2014	—	—	1.1500
1/1/2015	—	—	1.1715
1/16/2015	—	—	1.1895
2/1/2015	—	—	1.2045

CLASS DI

	Subscription
	Amount	Units	NAV (1)(2)
1/1/2014	$—	—	$—
1/16/2014	—	—	0.0000
2/1/2014	—	—	0.0000
2/16/2014	—	—	0.0000
3/1/2014	—	—	0.0000
3/16/2014	—	—	0.0000
4/1/2014	—	—	0.0000
4/16/2014	—	—	0.0000
5/1/2014	—	—	0.0000
5/16/2014	—	—	0.0000
6/1/2014	—	—	0.0000
6/16/2014	—	—	0.0000
7/1/2014	—	—	0.0000
7/16/2014	—	—	0.0000
8/1/2014	—	—	0.0000
8/16/2014	—	—	0.0000
9/1/2014	—	—	0.0000
9/16/2014	—	—	0.0000
10/1/2014	—	—	0.0000
10/16/2014	—	—	0.0000
11/1/2014	—	—	0.0000
11/16/2014	—	—	0.0000
12/1/2014	—	—	0.0000
12/16/2014	—	—	0.0000
1/1/2015	—	—	0.0000
1/16/2015	—	—	0.0000
2/1/2015	102,885,619	102,885,619	1.0000

(1) Beginning of the period Net Asset Value.

(2) Units issued on February 1, 2015.

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class F-1 Units, Class DS Units, Class DT Units, Class DI Units, and Class M Units are not subject to upfront sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010

Trading profit (loss)
Realized, net	$174,445,190	$84,320,010	$(12,985,638)	$99,005,031	$106,905,362
Change in unrealized, net	(4,426,647)	19,691,885	(12,556,280)	(4,178,895)	24,266,795
Brokerage commissions	(1,182,808)	(1,310,913)	(1,658,223)	(1,079,201)	(985,164)
Total trading profit (loss)	168,835,735	102,700,982	(27,200,141)	93,746,935	130,186,993

INVESTMENT INCOME (EXPENSE):
Interest	(492,913)	(370,405)	(268,920)	14,326	(923)

EXPENSES:
Management fees	18,246,934	21,013,843	22,799,470	20,733,371	16,085,528
Performance fees	29,738,237	6,385,339	519	14,143,666	11,615,788
Sponsor fees	13,968,592	15,912,263	17,137,471	13,783,782	9,798,981
Other	1,939,953	2,145,799	2,111,326	1,536,998	1,248,555
Total Expenses	63,893,716	45,457,244	42,048,786	50,197,817	38,748,852

NET INVESTMENT LOSS	(64,386,629)	(45,827,649)	(42,317,706)	(50,183,491)	(38,749,775)

NET INCOME (LOSS)	$104,449,106	$56,873,333	$(69,517,847)	$43,563,444	$91,437,218

Balance Sheet Data	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Members’ Capital	$981,085,057	$978,349,405	$1,092,387,177	$1,119,101,391	$897,470,308
Net Asset Value per Class A Unit	1.9392	1.7385	1.6478	1.7496	1.6810
Net Asset Value per Class C Unit	1.7580	1.5919	1.5240	1.6344	1.5862
Net Asset Value per Class D Unit	2.0732	1.8309	1.7095	1.7881	1.6924
Net Asset Value per Class I Unit	2.0018	1.7875	1.6874	1.7846	1.7078
Net Asset Value per Class DS Unit	2.0706	1.8286	1.7074	1.7859	1.6903
Net Asset Value per Class DT Unit	2.2127	1.9307	1.7935	1.8666	1.7532
Net Asset Value per Class M Unit*	1.1649	1.0288	0.9606	0.0000	0.0000
Net Asset Value per Class F Unit**	1.1433	1.0007	0.0000	0.0000	0.0000
Net Asset Value per Class F1 Unit***	1.1715	1.0254	0.0000	0.0000	0.0000

* Units issued on March 1, 2012.

** Units issued on May 16, 2013.

*** Units issued on June 1, 2013.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.4713	n/a	$1.5023	n/a	$1.5668	n/a	$1.5878	n/a	$1.5790	n/a	$1.6010
2011	n/a	$1.6790	n/a	$1.7029	n/a	$1.6995	n/a	$1.7446	n/a	$1.7047	n/a	$1.6636
2012	n/a	$1.7560	n/a	$1.7371	n/a	$1.7217	n/a	$1.7186	n/a	$1.7165	n/a	$1.6545
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080	$1.7425	$1.7563	$1.7639	$1.7198	$1.6651	$1.6749
2014	$1.7319	$1.6967	$1.7075	$1.7329	$1.7016	$1.7214	$1.7247	$1.7487	$1.7555	$1.7791	$1.7747	$1.7787

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.5506	n/a	$1.6239	n/a	$1.6297	n/a	$1.6666	n/a	$1.6288	n/a	$1.6810
2011	n/a	$1.7315	n/a	$1.7576	n/a	$1.7581	n/a	$1.7196	n/a	$1.7295	n/a	$1.7496
2012	n/a	$1.7251	n/a	$1.7004	n/a	$1.6573	$1.6313	$1.6115	$1.5952	$1.6279	$1.6432	$1.6478
2013	$1.6770	$1.6515	$1.6253	$1.5993	$1.6516	$1.6475	$1.6575	$1.6910	$1.7051	$1.7323	$1.7032	$1.7385
2014	$1.7593	$1.7340	$1.7722	$1.7992	$1.7656	$1.7841	$1.8163	$1.8418	$1.8675	$1.9331	$1.9055	$1.9392

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.4011	n/a	$1.4295	n/a	$1.4896	n/a	$1.5083	n/a	$1.4986	n/a	$1.5182
2011	n/a	$1.5830	n/a	$1.6041	n/a	$1.5996	n/a	$1.6407	n/a	$1.6018	n/a	$1.5619
2012	n/a	$1.6390	n/a	$1.6200	n/a	$1.6043	n/a	$1.6001	n/a	$1.5968	n/a	$1.5379
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757	$1.6069	$1.6189	$1.6253	$1.5840	$1.5329	$1.5413
2014	$1.5851	$1.5523	$1.5615	$1.5841	$1.5548	$1.5722	$1.5746	$1.5959	$1.6014	$1.6223	$1.6175	$1.6206

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.4692	n/a	$1.5374	n/a	$1.5416	n/a	$1.5752	n/a	$1.5381	n/a	$1.5862
2011	n/a	$1.6243	n/a	$1.6474	n/a	$1.6465	n/a	$1.6090	n/a	$1.6170	n/a	$1.6344
2012	n/a	$1.6021	n/a	$1.5779	n/a	$1.5367	$1.5119	$1.4929	$1.4772	$1.5069	$1.5203	$1.5240
2013	$1.5426	$1.5185	$1.4938	$1.4693	$1.5167	$1.5123	$1.5209	$1.5510	$1.5632	$1.5875	$1.5601	$1.5919
2014	$1.6022	$1.5785	$1.6126	$1.6365	$1.6052	$1.6214	$1.6500	$1.6724	$1.6951	$1.7539	$1.7281	$1.7580

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.4610	n/a	$1.4937	n/a	$1.5598	n/a	$1.5827	n/a	$1.5758	n/a	$1.5998
2011	n/a	$1.6925	n/a	$1.7187	n/a	$1.7175	n/a	$1.7652	n/a	$1.7270	n/a	$1.6875
2012	n/a	$1.7969	n/a	$1.7798	n/a	$1.7662	n/a	$1.7652	n/a	$1.7653	n/a	$1.7037
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786	$1.8157	$1.8312	$1.8403	$1.7954	$1.7394	$1.7508
2014	$1.8250	$1.7891	$1.8016	$1.8296	$1.7976	$1.8197	$1.8244	$1.8509	$1.8592	$1.8854	$1.8819	$1.8874

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.5514	n/a	$1.6268	n/a	$1.6346	n/a	$1.6737	n/a	$1.6377	n/a	$1.6924
2011	n/a	$1.7585	n/a	$1.7873	n/a	$1.7900	n/a	$1.7530	n/a	$1.7653	n/a	$1.7881
2012	n/a	$1.7785	n/a	$1.7553	n/a	$1.7130	$1.6870	$1.6676	$1.6518	$1.6868	$1.7037	$1.7095
2013	$1.7540	$1.7284	$1.7021	$1.6759	$1.7318	$1.7285	$1.7402	$1.7765	$1.7923	$1.8221	$1.7925	$1.8309
2014	$1.8679	$1.8422	$1.8840	$1.9139	$1.8793	$1.9001	$1.9357	$1.9640	$1.9928	$2.0641	$2.0358	$2.0732

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.4892	n/a	$1.5211	n/a	$1.5870	n/a	$1.6088	n/a	$1.6004	n/a	$1.6232
2011	n/a	$1.7063	n/a	$1.7311	n/a	$1.7283	n/a	$1.7747	n/a	$1.7346	n/a	$1.6934
2012	n/a	$1.7916	n/a	$1.7730	n/a	$1.7578	n/a	$1.7553	n/a	$1.7537	n/a	$1.6910
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508	$1.7865	$1.8010	$1.8091	$1.7641	$1.7083	$1.7187
2014	$1.7809	$1.7451	$1.7565	$1.7829	$1.7510	$1.7716	$1.7754	$1.8004	$1.8076	$1.8323	$1.8280	$1.8325

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.5726	n/a	$1.6475	n/a	$1.6540	n/a	$1.6919	n/a	$1.6541	n/a	$1.7078
2011	n/a	$1.7631	n/a	$1.7903	n/a	$1.7914	n/a	$1.7527	n/a	$1.7634	n/a	$1.7846
2012	n/a	$1.7636	n/a	$1.7390	n/a	$1.6955	$1.6691	$1.6491	$1.6328	$1.6665	$1.6824	$1.6874
2013	$1.7211	$1.6952	$1.6686	$1.6421	$1.6961	$1.6922	$1.7028	$1.7375	$1.7522	$1.7805	$1.7508	$1.7875
2014	$1.8128	$1.7870	$1.8267	$1.8548	$1.8205	$1.8398	$1.8734	$1.9000	$1.9269	$1.9949	$1.9667	$2.0018

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.4592	n/a	$1.4919	n/a	$1.5579	n/a	$1.5807	n/a	$1.5739	n/a	$1.5978
2011	n/a	$1.6905	n/a	$1.7166	n/a	$1.7153	n/a	$1.7631	n/a	$1.7249	n/a	$1.6854
2012	n/a	$1.7947	n/a	$1.7776	n/a	$1.7640	n/a	$1.7631	n/a	$1.7631	n/a	$1.7016
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764	$1.8135	$1.8290	$1.8380	$1.7932	$1.7372	$1.7486
2014	$1.8228	$1.7869	$1.7994	$1.8273	$1.7954	$1.8174	$1.8221	$1.8486	$1.8569	$1.8831	$1.8795	$1.8850

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.5495	n/a	$1.6248	n/a	$1.6326	n/a	$1.6716	n/a	$1.6357	n/a	$1.6903
2011	n/a	$1.7564	n/a	$1.7851	n/a	$1.7878	n/a	$1.7508	n/a	$1.7632	n/a	$1.7859
2012	n/a	$1.7763	n/a	$1.7532	n/a	$1.7109	$1.6850	$1.6656	$1.6498	$1.6847	$1.7016	$1.7074
2013	$1.7518	$1.7263	$1.7000	$1.6738	$1.7296	$1.7264	$1.7380	$1.7743	$1.7901	$1.8199	$1.7903	$1.8286
2014	$1.8656	$1.8399	$1.8817	$1.9115	$1.8770	$1.8978	$1.9333	$1.9616	$1.9903	$2.0615	$2.0333	$2.0706

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.5020	n/a	$1.5362	n/a	$1.6048	n/a	$1.6291	n/a	$1.6227	n/a	$1.6480
2011	n/a	$1.7540	n/a	$1.7834	n/a	$1.7827	n/a	$1.8360	n/a	$1.7944	n/a	$1.7532
2012	n/a	$1.8769	n/a	$1.8594	n/a	$1.8460	n/a	$1.8458	n/a	$1.8466	n/a	$1.7829
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680	$1.9078	$1.9255	$1.9360	$1.8861	$1.8289	$1.8413
2014	$1.9249	$1.8875	$1.9010	$1.9309	$1.8976	$1.9213	$1.9266	$1.9560	$1.9657	$1.9956	$1.9919	$1.9984

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.5988	n/a	$1.6788	n/a	$1.6879	n/a	$1.7314	n/a	$1.6925	n/a	$1.7532
2011	n/a	$1.8305	n/a	$1.8630	n/a	$1.8667	n/a	$1.8263	n/a	$1.8407	n/a	$1.8666
2012	n/a	$1.8620	n/a	$1.8385	n/a	$1.7949	$1.7681	$1.7481	$1.7319	$1.7689	$1.7870	$1.7935
2013	$1.8451	$1.8186	$1.7913	$1.7640	$1.8232	$1.8202	$1.8328	$1.8706	$1.8866	$1.9202	$1.8875	$1.9307
2014	$1.9783	$1.9514	$1.9961	$2.0298	$1.9919	$2.0150	$2.0554	$2.0878	$2.1206	$2.2016	$2.1700	$2.2127

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	$0.9924	n/a	$0.9919	n/a	$0.9919	n/a	$0.9573
2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994	$1.0202	$1.0290	$1.0341	$1.0088	$0.9773	$0.9837
2014	$1.0255	$1.0053	$1.0123	$1.0280	$1.0101	$1.0225	$1.0251	$1.0400	$1.0447	$1.0594	$1.0574	$1.0605

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$0.9993	n/a	$0.9863	n/a	$0.9625	$0.9479	$0.9370	$0.9282	$0.9478	$0.9573	$0.9606
2013	$0.9856	$0.9712	$0.9564	$0.9417	$0.9731	$0.9712	$0.9778	$0.9982	$1.0071	$1.0238	$1.0072	$1.0288
2014	$1.0495	$1.0351	$1.0586	$1.0754	$1.0559	$1.0677	$1.0876	$1.1036	$1.1197	$1.1598	$1.1439	$1.1649

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9759	$0.9459	$0.9525
2014	$0.9979	$0.9787	$0.9859	$1.0017	$0.9846	$0.9971	$1.0001	$1.0149	$1.0198	$1.0346	$1.0330	$1.0363

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.9546	$0.9411	$0.9271	$0.9132	$0.9441	$0.9427	$0.9495	$0.9697	$0.9787	$0.9953	$0.9794	$1.0007
2014	$1.0261	$1.0124	$1.0358	$1.0526	$1.0340	$1.0458	$1.0657	$1.0817	$1.0979	$1.1375	$1.1223	$1.1433

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9692	$0.9759
2014	$1.0225	$1.0028	$1.0102	$1.0264	$1.0089	$1.0217	$1.0247	$1.0400	$1.0450	$1.0601	$1.0584	$1.0619

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.9782	$0.9643	$0.9500	$0.9358	$0.9674	$0.9660	$0.9729	$0.9936	$1.0028	$1.0198	$1.0036	$1.0254
2014	$1.0514	$1.0373	$1.0613	$1.0785	$1.0595	$1.0716	$1.0920	$1.1084	$1.1249	$1.1656	$1.1500	$1.1715

ML WINTON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $294,351,964

Current Capitalization: $124,393,069

Worst Monthly Drawdown(2):  (6.23)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (11.13)%  (February 2009 - October 2010)

Net Asset Value per Unit Class A, December 31, 2014:  $1.9392

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(2.40)%	2.14%	0.37%	(0.12)%	(2.48)%
February	2.13	(0.64)	(1.08)	1.42	2.11
March	(0.66)	2.14	(0.89)	(0.20)	4.29
April	1.59	2.83	(0.18)	2.65	1.34
May	1.74	(2.08)	(0.12)	(2.29)	(0.55)
June	(0.02)	(2.61)	(3.61)	(2.41)	1.39
July	(2.51)	(1.40)	4.26	4.08	(3.15)
August	3.76	(3.16)	(1.43)	1.51	4.73
September	(0.84)	3.01	(2.53)	0.03	0.36
October	3.23	2.64	(2.76)	(2.19)	2.26
November	4.96	2.44	1.02	0.58	(2.27)
December	0.32	0.36	1.22	1.16	3.20
Compound Annual Rate of Return	11.54%	5.50%	(5.82)%	4.08%	11.41%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 93.92%.

ML WINTON FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $950,836,951

Current Capitalization:   $466,870,415

Worst Monthly Drawdown(2):  (6.29)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (12.01)%  (February 2009 — February 2011)

Net Asset Value per Unit Class C, December 31, 2014:  $1.7580

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(2.49)%	2.05%	0.28%	(0.20)%	(2.57)%
February	2.05	(0.72)	(1.16)	1.33	2.03
March	(0.75)	2.05	(0.97)	(0.28)	4.20
April	1.51	2.74	(0.26)	2.57	1.26
May	1.65	(2.16)	(0.21)	(2.37)	(0.64)
June	(0.10)	(2.70)	(3.69)	(2.49)	1.31
July	(2.60)	(1.48)	4.17	4.00	(3.23)
August	3.67	(3.24)	(1.51)	1.42	4.64
September	(0.92)	2.93	(2.62)	(0.05)	0.27
October	3.15	2.56	(2.85)	(2.28)	2.18
November	4.87	2.35	0.94	0.50	(2.36)
December	0.23	0.28	1.13	1.08	3.13
Compound Annual Rate of Return	10.43%	4.46%	(6.75)%	3.04%	10.31%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 75.80%.

ML WINTON FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $238,653,015

Current Capitalization:   $73,228,701

Worst Monthly Drawdown(2):  (7.06)% (September 2005)

Worst Peak-to-Valley Drawdown(3):  (10.25)%  (February 2009 — August 2010)

Net Asset Value per Unit Class D, December 31, 2014:  $2.0732

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(2.28)%	2.26%	0.49%	0.01%	(2.37)%
February	2.26	(0.51)	(0.95)	1.55	2.24
March	(0.54)	2.27	(0.76)	(0.07)	4.43
April	1.71	2.96	(0.06)	2.78	1.47
May	1.86	(1.96)	0.01	(2.16)	(0.44)
June	0.11	(2.48)	(3.49)	(2.29)	1.52
July	(2.39)	(1.28)	4.39	4.21	(3.03)
August	3.89	(3.04)	(1.30)	1.64	4.86
September	(0.72)	3.14	(2.41)	0.15	0.48
October	3.36	2.78	(2.65)	(2.07)	2.39
November	5.10	2.57	1.15	0.70	(2.15)
December	0.44	0.48	1.35	1.29	3.34
Compound Annual Rate of Return	13.24%	7.10%	(4.40)%	5.65%	13.10%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 107.32%.

ML WINTON FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 2005

Aggregate Subscriptions:    $161,787,924

Current Capitalization:   $62,368,274

Worst Monthly Drawdown(2):  (6.19)% (February 2007)

Worst Peak-to-Valley Drawdown(3):  (10.75)%  (February 2009 — October 2010)

Net Asset Value per Unit Class I, December 31, 2014:  $2.0018

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(2.37)%	2.17%	0.39%	(0.09)%	(2.46)%
February	2.17	(0.60)	(1.04)	1.45	2.14
March	(0.63)	2.17	(0.86)	(0.16)	4.33
April	1.63	2.87	(0.14)	2.68	1.37
May	1.77	(2.05)	(0.09)	(2.26)	(0.52)
June	0.01	(2.57)	(3.58)	(2.38)	1.42
July	(2.48)	(1.37)	4.30	4.12	(3.12)
August	3.79	(3.13)	(1.39)	1.54	4.76
September	(0.81)	3.05	(2.50)	0.06	0.39
October	3.27	2.68	(2.74)	(2.16)	2.29
November	4.99	2.47	1.06	0.61	(2.23)
December	0.35	0.39	1.25	1.20	3.25
Compound Annual Rate of Return	11.99%	5.93%	(5.45)%	4.50%	11.86%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 100.18%.

ML WINTON FUTURESACCESS LLC

(CLASS DS UNITS) (5) (6)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2007

Aggregate Subscriptions:    $185,786,921

Current Capitalization:   $43,919,926

Worst Monthly Drawdown(2):  (3.93)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.26)%  (February 2009 - August 2010)

Net Asset Value per Unit Class DS, December 31, 2014:  $2.0706

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(2.28)%	2.26%	0.49%	0.01%	(2.37)%
February	2.26	(0.51)	(0.95)	1.54	2.24
March	(0.54)	2.26	(0.77)	(0.08)	4.42
April	1.72	2.96	(0.05)	2.79	1.46
May	1.87	(1.96)	0.00	(2.17)	(0.43)
June	0.10	(2.49)	(3.49)	(2.29)	1.52
July	(2.39)	(1.28)	4.39	4.21	(3.02)
August	3.89	(3.04)	(1.30)	1.63	4.86
September	(0.72)	3.14	(2.41)	0.15	0.48
October	3.36	2.77	(2.65)	(2.07)	2.39
November	5.09	2.57	1.15	0.71	(2.15)
December	0.44	0.48	1.35	1.29	3.34
Compound Annual Rate of Return	13.23%	7.08%	(4.40)%	5.66%	13.09%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit.  The inception to date total return is 94.57%.

(6)  Class DS was previously known as Class D-SM.

ML WINTON FUTURESACCESS LLC

(CLASS DT UNITS) (5) (6)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2007

Aggregate Subscriptions:    $117,627,489

Current Capitalization:   $11,818,184

Worst Monthly Drawdown(2):  (4.18)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.06)%  (February 2009 - August 2010)

Net Asset Value per Unit Class DT, December 31, 2014:  $2.2127

Monthly Rates of Return (4)
Month	2014	2013	2012	2011	2010
January	(2.24)%	2.30%	0.55%	0.05%	(2.32)%
February	2.30	(0.47)	(0.93)	1.68	2.28
March	(0.50)	2.29	(0.72)	(0.04)	4.47
April	1.81	3.08	(0.01)	2.99	1.51
May	2.02	(2.05)	0.04	(2.27)	(0.39)
June	0.14	(2.38)	(3.45)	(2.30)	1.56
July	(2.35)	(1.23)	4.44	4.41	(2.99)
August	4.02	(3.00)	(1.26)	1.78	5.00
September	(0.73)	3.19	(2.37)	0.20	0.54
October	3.61	2.77	(2.61)	(2.16)	2.58
November	5.45	2.65	1.19	0.79	(2.25)
December	0.50	0.55	1.39	1.41	3.59
Compound Annual Rate of Return	14.60%	7.65%	(3.92)%	6.47%	14.01%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 90.25%.

(6)  Class DT was previously known as Class D-TF.

ML WINTON FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: March 2012

Aggregate Subscriptions:    $115,339,832

Current Capitalization:   $107,401,709

Worst Monthly Drawdown(2):  (3.49)% (June 2012)

Worst Peak-to-Valley Drawdown(3):  (8.48)%  (May 2013 — April 2014)

Net Asset Value per Unit Class M, December 31, 2014:  $1.1649

Monthly Rates of Return (4)
Month	2014	2013	2012
January	(2.28)%	2.26%	0.00%
February	2.26	(0.51)	—
March	(0.54)	2.26	(0.76)
April	1.71	2.96	(0.05)
May	1.87	(1.96)	0.00
June	0.10	(2.49)	(3.49)
July	(2.40)	(1.27)	4.39
August	3.89	(3.04)	(1.30)
September	(0.72)	3.13	(2.41)
October	3.36	2.78	(2.65)
November	5.09	2.56	1.15
December	0.44	0.49	1.35
Compound Annual Rate of Return	13.23%	7.10%	(3.94)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 16.49%.

ML WINTON FUTURESACCESS LLC

(CLASS F UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: May 2013

Aggregate Subscriptions:    $45,942,000

Current Capitalization:   $53,188,258

Worst Monthly Drawdown(2):  (2.96)% (August 2013)

Worst Peak-to-Valley Drawdown(3):  (8.68)%  (May 2013 — December 2013)

Net Asset Value per Unit Class F, December 31, 2014:  $1.1433

Monthly Rates of Return (4)
Month	2014	2013
January	(2.20)%	0.00%
February	2.35	—
March	(0.46)	—
April	1.79	—
May	1.94	(2.41)
June	0.16	(2.40)
July	(2.31)	(1.20)
August	3.97	(2.96)
September	(0.65)	3.23
October	3.43	2.86
November	5.16	2.64
December	0.51	0.54
Compound Annual Rate of Return	14.25%	0.07%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 14.33%.

ML WINTON FUTURESACCESS LLC

(CLASS F1 UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 2013

Aggregate Subscriptions:    $32,348,368

Current Capitalization:   $37,896,521

Worst Monthly Drawdown(2):  (2.96)% (August 2013)

Worst Peak-to-Valley Drawdown(3):  (6.42)%  (June 2013 — November 2013)

Net Asset Value per Unit Class F1, December 31, 2014:  $1.1715

Monthly Rates of Return (4)
Month	2014	2013
January	(2.20)%	0.00%
February	2.35	—
March	(0.46)	—
April	1.79	—
May	1.93	—
June	0.17	(2.41)
July	(2.32)	(1.19)
August	3.97	(2.96)
September	(0.64)	3.23
October	3.43	2.86
November	5.16	2.64
December	0.51	0.55
Compound Annual Rate of Return	14.25%	2.54%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 17.15%.

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

•                  The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

•                  The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively.

•                  Realized profits (losses) and changes in unrealized profits (losses) on open positions are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Results of Operations

General

The Trading Program employs what is traditionally known as “systematic” approach to trading financial instruments. In this context the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team for the placement of orders, based upon the instructions generated by a computer-based system.  The Trading Program currently invests in a diversified portfolio of over 100 futures markets, currency forwards and related instruments.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2014

Total Trading
Profit (Loss)

Interest Rates	$112,341,985
Agricultural	(10,831,497)
Currencies	23,750,878
Energy	48,093,717
Metals	(1,188,085)
Stock Indices	(2,148,455)
170,018,543
Brokerage Commissions	(1,182,808)
$168,835,735

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2014 of $170,018,543. The Fund’s profits were primarily attributable to the interest rates, energy and currency sectors posting profits. The metal, stock indices and agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as government bond markets rallied, providing positive performance contributions. Profits were posted to the Fund in the middle of the first quarter only to be reversed at the end of the quarter. Markets were further destabilized in March when the U.S. Federal Open Market Committee revised their projected targets, signaling more rapid monetary policy tightening. At the end of the first quarter, the Fund suffered losses in the U.S. fixed income positions. Profits were posted to the Fund at the beginning of the second quarter. In April the European Central Bank opened the door to potential large-scale unsterilized asset purchases in an effort to battle below target inflation. While policymakers stressed that markets should not expect immediate action, European bond prices rallied and yield eager investors helped Greece and Portugal to successfully return to the sovereign debt market after prolonged absences. Long fixed income positions profited where bunds provided the most significant contribution to the Fund. Profits were posted to the Fund in the middle of the second quarter due to the Fund’s long exposure to German Bunds. Profits were posted to the Fund at the end of the second quarter as the Bank of England made a surprise announcement signaling that interest rates in the United Kingdom could be on the rise sooner than expected. Losses were posted to the Fund at the beginning of the third quarter. At the end of July, a strong GDP number was announced in the U.S and fixed income markets responded with a sharp fall. Profits were posted to the Fund in the middle of the third quarter. Combined with ongoing stresses in the relationship between Russia and Ukraine and continued concerns over European growth (or lack thereof), many fixed income markets reached yearly highs. Losses were posted to the Fund at the end of the third quarter as the prospect of higher U.S. interest rates weighed on bond prices, contributing to losses in this sector. Profits were posted to the Fund at the beginning of the fourth quarter due to the upwards spike in US bond futures in October. Profits were posted to the Fund in the middle of the fourth quarter. Bond yields remained subdued and further declines were experienced in Europe where market participants attempted to interpret communication from the European Central Bank with respect to the possibility of more extensive deflation fighting programs being initiated. As a result, the Trading Program’s long bond positions, particularly bunds, delivered positive performance. Profits were posted to the Fund at the end of the fourth quarter. Japanese Prime Minister Shinzo Abe was re-elected but poor activity data confirmed the challenges he faces in pulling the world’s third largest economy, which has slipped into recession, sustainably out of deflation; domestic bond prices continued to rally and the yen sold off in December in anticipation of further stimulus as part of the “Abenomics” policy.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Energy markets rose in January due to demand for heating fuels in North America, benefitting the Fund’s long natural gas position in particular. Losses were posted to the Fund in the middle through the end of the first quarter due to market volatility. Profits were posted to the Fund at the beginning of the second quarter as natural gas prices and the value of long positions continued to rise in April. Losses were posted to the Fund in the middle of the second quarter. Profits were posted to the Fund at the end of the second quarter. In June conflicts in Iraq threatened refinery output which supported oil prices and benefitted the Fund’s crude holdings. Losses were posted to the Fund at the beginning of the third quarter. Mild summer weather in the U.S., which was forecasted to continue, had limited energy consumption and subsequently saw storage rise, which eroded the value of Fund’s natural gas contracts. Crude oil prices and the Fund’s long position also fell in July where low levels of demand appear to have outweighed the possibility of supply disruptions, which may be caused by escalating conflicts in the Middle East and additional international sanctions against Russia following the MH17 tragedy. Profits were posted to the Fund in the middle and the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter due to the $10 a barrel fall in crude prices. Profits were posted to the Fund in the middle of the fourth quarter. The anticipated OPEC meeting towards the end of November failed to deliver a meaningful output cut pushing prices lower and benefiting short positions across the energy complex. Profits were posted to the Fund at the end of the fourth quarter. Falling fuel prices profited the Fund’s short position.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter.  In Canada, a worsening trade balance, weak growth and a dovish stance from the central bank contributed to the Canadian dollar trading lower, providing some offset to losses in the currency sector. Profits were posted to the Fund in the middle of the first quarter only to be reversed at the end of the quarter. At the end of the first quarter, the Fund suffered losses across short U.S. dollar positions. The currency sector posted profits to the Fund at the beginning of the second quarter. Losses were posted to the Fund in the middle of the second quarter due to the Fund’s long Euro positions. Profits were posted to the Fund at the end of the second quarter as sterling reached its highest exchange value against the dollar for over five years profiting the Fund’s long S&P, bund and pound positions in particular. Losses were posted to the Fund at the beginning of the third quarter. Concerns about the financial strength of a major Portuguese lender provided a reminder that the Eurozone debt crisis is still being resolved. The IMF provided reassurance that risks are isolated in an effort to avoid contagion and also prevent a wider reassessment of the recovering, but still potentially fragile banking system. With the European Central Bank struggling to stem a deflationary tide while U.S. economic activity improved, events emphasized a widening transatlantic divergence through July. Profits were posted to the Fund in the middle of the third quarter due to the gains achieved being positioned short euros. Profits were posted to the Fund at the end of the third quarter due to strong performance for the Trading Program being positioned long euros. Profits were posted to the Fund at the beginning of the fourth quarter. Movements in the Euro against the dollar meant that the currency sector also earned profits in October. Profits were posted to the Fund in the middle of the fourth quarter due to the significant yen depreciation. Profits were posted to the Fund at the end of the fourth quarter. International sanctions against Russia caused for a weak ruble in December. An emergency rate hike took Russia’s key interest rate higher; however this move only briefly halted the currency depreciation against the U.S. dollar this quarter.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the first quarter only to be reversed at the end of the quarter. Profits were posted to the Fund at the end of the first quarter due to the Fund’s short positions in silver. Profits were posted to the Fund at the beginning through the middle of the second quarter only to be reversed at the end of the quarter. Losses were posted to the Fund at the end of the second quarter due to regional instability in Iraq which contributed to rising precious metal values and subsequent losses for Fund’s short positions in this sector. Profits were posted to the Fund at the beginning of the third quarter. Base metal systems contributed positive performance; particularly aluminum and zinc where a series of production cuts by global smelters and mine closures resulted in deteriorating inventories and supply deficits. Profits were posted to the Fund in the middle and the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter due to the declining gold market. Profits were posted to the Fund in the middle of the fourth quarter. Losses were posted to the Fund at the end of the fourth quarter.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Escalating political tension, notably in Ukraine, Turkey and Thailand, further increased pressure on emerging markets which experienced a broad flight to quality through January. Losses were suffered in the Fund’s global equity indices which declined towards the end of January. Profits were posted to the Fund in the middle of the first quarter as global equity markets rallied through February, reversing losses experienced in January.  Losses were posted to the Fund at the end of the first quarter. The resultant threat of international sanctions against Russia and the simmering geopolitical tension led to a volatile March for global markets. Profits were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle of the second quarter. Profits were posted to the Fund at the end of the second quarter. In June the Eurozone tried to stem deflation by cutting key interest rates including the bold move of negative deposit rates. These actions provided a catalyst for a number of U.S. equity indices to climb higher. Losses were posted to the Fund at the beginning of the third quarter. Throughout July, equity markets tried to climb higher, but fell sharply at the end of the month following a very strong GDP number in the U.S. Profits were posted to the Fund in the middle of the third quarter. U.S. equities climbed as investors focused on strong corporate earnings and a healthier domestic micro environment in favor of macro headwinds. Losses were posted to the Fund at the end of the third quarter.  The prospect of higher U.S. interest rates weighed on equity prices, contributing to losses in this sector. Losses were posted to the Fund at the beginning of the fourth quarter due to the global stock markets downward move. Profits were posted to the Fund in the middle of the fourth quarter. The announcement of a broad large monetary stimulus package from the Bank of Japan set the tone for a strong performance in November for global equities. Indices continued to be supported by falling oil prices where slower economic growth in China and Europe, coupled with the U.S. shale gas boom extended forecasts of oversupply. Losses were posted to the Fund at the end of the fourth quarter due to the poor performance for European equity indices.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. In February, drought in Brazil damaged coffee crops and Arabica prices increased. The Fund’s short positions in coffee suffered losses. Excess rain in the soybean producing regions of Brazil reduced the quality of maturing crops and profited the Fund’s long position as prices rose which was not enough to offset losses posted to the Fund in the middle of the first quarter. Profits were posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter. In April the agriculture sector had positive performance, in particular the Fund’s soybean holding which benefitted from reports showing increasing international demand for U.S. crop and little sign of a seasonal decline in shipments from Brazil as the end of its harvest approached.  The Fund suffered losses in the middle of the second quarter. In May improving weather conditions in the U.S. and Russia led to double digit declines in the price of wheat and corn, which adversely affected the Fund’s performance. Corn price declines were further impacted by Chinese import curbs against U.S. genetically modified supplies containing presence of MIR 162, an insect-resistant genetic trait. Losses were posted to the Fund at the end of the second quarter. In June corn prices continued to fall with high inventory levels and anticipation of large harvests in the U.S. adding to bearish sentiment and reducing the value of the Fund’s contracts. Losses were posted to the Fund at the beginning of the third quarter. Losses were posted to the Fund in the middle of the third quarter as Vladimir Putin banned imports of agricultural produce from those countries which imposed sanctions on Russia for its actions in the Ukraine crisis. Losses were posted to the Fund at the end of the third quarter as soybean prices and the value of contracts continued to fall in September, trading lower as U.S. farmers began to harvest a strong crop and China suspended import approval for two genetically modified traits. Profits were posted to the Fund at the beginning of the fourth quarter as a grain markets rallied in October.  Losses were posted to the Fund in the middle of the fourth quarter. Profits were posted to the Fund at the end of the fourth quarter.

Year ended December 31, 2013

Total Trading
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

Year ended December 31, 2012

Total Trading
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

The Fund’s management fees and Sponsor fees are a constant percentage of Fund’s assets. Brokerage commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The performance fees payable to the Trading Advisor are based on increase in the aggregate Net Asset Value of Classes of Units subject to the same rate of performance fees in excess of the High Water Mark, excluding interest and prior to reduction for Sponsor fees.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments, if any, are discussed in Exhibit 13.01.

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

The Fund’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2014 and December 31, 2013, the Fund’s average month-end Net Asset Value was approximately $942,137,762 and $1,062,136,383, respectively.

December 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$22,653,624	2.40%	$34,166,175	$13,986,470
Currencies	4,863,779	0.52%	8,403,134	72,844
Energy	6,013,292	0.64%	13,688,692	1,909,127
Interest Rates	18,046,279	1.92%	32,950,906	3,754,274
Metals	12,051,496	1.28%	18,605,442	8,246,417
Stock Indices	14,068,668	1.49%	20,862,873	6,278,996

TOTAL	$77,697,138	8.25%	$128,677,222	$34,248,128

December 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$6,397,164	0.60%	$15,231,197	$2,493,714
Currencies	13,138,807	1.24%	23,053,950	5,501,676
Energy	3,611,286	0.34%	6,356,357	525,998
Interest Rates	18,186,037	1.71%	27,556,919	12,484,496
Metals	13,997,174	1.32%	31,568,957	678,387
Stock Indices	15,915,249	1.50%	45,348,089	4,653,692

TOTAL	$71,245,717	6.71%	$149,115,469	$26,337,963

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector.

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

Currencies

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/China renminbi, U.S. dollar/Euro and U.S. dollar/Indian rupee positions. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is due to various equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2014.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2014

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014	2013	2013	2013	2013
Total Income (Loss)	$108,800,692	$12,752,217	$47,583,308	$(793,395)	$70,629,231	$(8,178,181)	$(10,293,406)	$50,172,933
Total Expenses	29,245,501	9,910,815	15,974,655	8,762,745	15,490,849	9,438,810	10,211,403	10,316,182
Net Income (Loss)	$79,555,191	$2,841,402	$31,608,653	$(9,556,140)	$55,138,382	$(17,616,991)	$(20,504,809)	$39,856,751

Net Income (Loss) per weighted average Unit (a)	$0.1331	$0.0047	$0.0501	$(0.0150)	$0.0816	$(0.0248)	$(0.0296)	$0.0574

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (1992).

Based on its assessment the Fund’s management concluded that at December 31, 2014, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

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

Keith Glenfield, age 40, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.  In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 48, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting

Spencer Boggess, age 47, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third-party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 61, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 42, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 39, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 40, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 37, has been a Vice President of MLAI since January 2014. Ms. Marapachi is a Managing Director and has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 38, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 38, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Steven L. Suss, age 55, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss also served as Senior Vice President of BACA from July 2007 to December 2013.  Mr. Suss was responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014 were timely and correctly made.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions.  The Fund does not have any officers, managers or employees.  The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BAC affiliate.  MLAI also receives a portion of the management fees. MLAI or BAC affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2014, MLAI owned no Unit-equivalent member interests. The directors and executive officers of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

Not applicable

Director Independence:

No person who served as a manager of MLAI during 2014 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, in connection with the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for the years ended December 31, 2014 and 2013 were $177,067 and $173,595, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2014 and 2013 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

(e)                                                          Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Page

1. Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2014 and 2013	2

Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	6

Notes to Financial Statements	9

2.                                      Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Winton FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004 (the “Registration Statement”).

3.02	Sixth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on January 30, 2015.

10.01	Customer Agreement between ML Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.02	Amended and Restated Advisory Agreement among ML Winton FuturesAccess LLC, ML Winton FuturesAccess Ltd., Winton Capital Management Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on March 5, 2015.

13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

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

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

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

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 20, 2015
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 20, 2015
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 20, 2015
Spencer Boggess

/s/James D, Bowden	Vice President and Manager	March 20, 2015
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 20, 2015
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 20, 2015
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 20, 2015
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 20, 2015
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 20, 2015
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 20, 2015
Greg Parets

/s/Steven L. Suss	Vice President and Manager	March 20, 2015
Steven L. Suss

ML WINTON FUTURESACCESS LLC

2014 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.