Form 10-Q
period 2015-03-31
ML Winton FuturesAccess LLC
filed 2015-05-15
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

As of March 31, 2015, 701,640,504 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $113,213,662 for 2015 and $70,036,099 for 2014)	$1,126,423,090	$980,824,673
Unrealized profit on open futures contracts	35,201,389	44,175,968
Unrealized profit on open forwards contracts	3,964,753	4,533,927
Cash and cash equivalents	607,730	704,200
Other assets	24,856	32,960

TOTAL ASSETS	$1,166,221,818	$1,030,271,728

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$6,742	$6,232
Sponsor and Advisory fees payable	15,314,294	23,352,515
Redemptions payable	3,495,371	2,759,503
Unrealized loss on open futures contracts	11,832,429	13,528,343
Unrealized loss on open forwards contracts	3,675,628	9,079,528
Other liabilities	701,388	460,550

Total liabilities	35,025,852	49,186,671

MEMBERS’ CAPITAL:
Members’ Capital (701,640,504 Units and 593,821,837 Units)	1,131,195,966	981,085,057
Total members’ capital	1,131,195,966	981,085,057

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,166,221,818	$1,030,271,728

NET ASSET VALUE PER UNIT:
(Based on 701,640,504 and 593,821,837 Units outstanding; unlimited Units authorized)

Class A	$2.0193	$1.9392
Class C	$1.8260	$1.7580
Class D	$2.1669	$2.0732
Class I	$2.0866	$2.0018
Class DS	$2.1642	$2.0706
Class DT	$2.3216	$2.2127
Class M	$1.2176	$1.1649
Class F	$1.1974	$1.1433
Class F1	$1.2270	$1.1715
Class DI	$1.0173	$—

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2015	2014
TRADING PROFIT (LOSS):

Realized, net	$66,569,286	$12,682,384
Change in unrealized, net	(2,443,939)	(13,025,170)
Brokerage commissions	(259,900)	(315,428)

Total trading profit (loss), net	63,865,447	(658,214)

INVESTMENT INCOME (EXPENSE):
Interest, net	(1,111)	(135,181)

EXPENSES:
Management fee	5,188,130	4,603,518
Sponsor fee	3,642,320	3,586,822
Performance fee	11,590,474	13
Other	554,767	572,392
Total expenses	20,975,691	8,762,745

NET INVESTMENT INCOME (LOSS)	(20,976,802)	(8,897,926)

NET INCOME (LOSS)	$42,888,645	$(9,556,140)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	64,054,151	86,599,676
Class C	265,395,711	285,866,642
Class D	35,747,449	45,943,952
Class I	31,167,025	46,195,752
Class DS	21,106,304	25,984,753
Class DT	5,331,413	7,046,215
Class M	95,010,626	60,157,420
Class F	46,520,691	46,520,691
Class F1	32,348,368	32,348,368
Class DI*	69,259,842	—

Net income (loss) per weighted average Unit
Class A	$0.0803	$(0.0171)
Class C	$0.0681	$(0.0200)
Class D	$0.0936	$(0.0114)
Class I	$0.0849	$(0.0151)
Class DS	$0.0931	$(0.0134)
Class DT	$0.1085	$(0.0108)
Class M	$0.0526	$(0.0069)
Class F	$0.0541	$(0.0036)
Class F1	$0.0554	$(0.0037)
Class DI*	$0.0262	$—

* Units issued on February 1, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital March 31, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital March 31, 2015
Class A	89,279,211	1,580,052	(12,091,681)	78,767,582	64,145,923	1,413,586	(2,076,230)	63,483,279
Class C	289,256,969	11,081,141	(23,306,539)	277,031,571	265,575,955	5,412,220	(6,283,559)	264,704,616
Class D	46,696,897	125,254	(3,263,171)	43,558,980	35,322,377	558,137	—	35,880,514
Class I	47,689,327	1,912,265	(6,972,168)	42,629,424	31,155,649	968,533	(635,791)	31,488,391
Class DS	27,662,374	—	(3,034,337)	24,628,037	21,211,500	217,903	(935,483)	20,493,920
Class DT	7,308,839	—	(834,600)	6,474,239	5,341,053	35,822	(150,427)	5,226,448
Class M	46,183,286	39,137,280	(1,951,592)	83,368,974	92,200,321	4,676,304	(306,979)	96,569,646
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI*					—	105,093,219	(168,588)	104,924,631
Total Members’ Units	632,945,962	53,835,992	(51,454,088)	635,327,866	593,821,837	118,375,724	(10,557,057)	701,640,504

* Units issued on February 1, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2015
Class A	$155,214,109	$2,715,158	$(20,860,604)	$(1,478,674)	$135,589,989	$124,393,069	$2,793,189	$(4,136,642)	$5,143,728	$128,193,344
Class C	460,460,237	17,397,032	(36,571,657)	(5,723,625)	435,561,987	466,870,415	9,718,497	(11,318,810)	18,079,622	483,349,724
Class D	85,498,186	229,000	(5,938,928)	(524,509)	79,263,749	73,228,701	1,175,000	—	3,345,915	77,749,616
Class I	85,244,114	3,390,309	(12,412,040)	(698,087)	75,524,296	62,368,274	1,987,733	(1,296,781)	2,644,654	65,703,880
Class DS	50,584,682	—	(5,475,765)	(349,230)	44,759,687	43,919,926	463,567	(1,996,249)	1,965,783	44,353,027
Class DT	14,111,527	—	(1,596,588)	(75,930)	12,439,009	11,818,184	81,606	(344,716)	578,601	12,133,675
Class M	47,512,048	40,116,606	(1,972,294)	(415,537)	85,240,823	107,401,709	5,545,000	(370,368)	5,002,194	117,578,535
Class F	46,554,511	—	—	(169,663)	46,384,848	53,188,258	—	—	2,517,341	55,705,599
Class F1	33,169,991	—	—	(120,885)	33,049,106	37,896,521	—	—	1,793,600	39,690,121
Class DI*	—	—	—	—	—	—	105,087,961	(166,723)	1,817,207	106,738,445

Total Members’ Capital	$978,349,405	$63,848,105	$(84,827,876)	$(9,556,140)	$947,813,494	$981,085,057	$126,852,553	$(19,630,289)	$42,888,645	$1,131,195,966

* Units issued on February 1, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1	Class DI*

Per Unit Operating Performance:

Net asset value, beginning of period or at the time of offer	$1.9392	$1.7580	$2.0732	$2.0018	$2.0706	$2.2127	$1.1649	$1.1433	$1.1715	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.1210	0.1096	0.1295	0.1249	0.1294	0.1384	0.0728	0.0715	0.0732	0.0255
Brokerage commissions	(0.0005)	(0.0004)	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0404)	(0.0412)	(0.0353)	(0.0396)	(0.0353)	(0.0290)	(0.0198)	(0.0171)	(0.0174)	(0.0080)

Net asset value, end of period	$2.0193	$1.8260	$2.1669	$2.0866	$2.1642	$2.3216	$1.2176	$1.1974	$1.2270	$1.0173

Total Return: (a) (d)

Total return before Performance fees	5.26%	5.00%	5.65%	5.36%	5.65%	5.79%	5.65%	5.92%	5.92%	2.16%
Performance fees	-1.13%	-1.13%	-1.13%	-1.12%	-1.13%	-0.87%	-1.13%	-1.19%	-1.18%	-0.43%
Total return after Performance fees	4.13%	3.87%	4.52%	4.24%	4.52%	4.92%	4.52%	4.73%	4.74%	1.73%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.93%	1.19%	0.56%	0.83%	0.56%	0.43%	0.56%	0.30%	0.30%	0.56%
Performance fees	1.11%	1.11%	1.11%	1.11%	1.11%	0.85%	1.11%	1.16%	1.16%	0.43%
Expenses (including Performance fees)	2.04%	2.30%	1.67%	1.94%	1.67%	1.28%	1.67%	1.46%	1.46%	0.99%

Net investment income (loss) (excluding Performance fees)	-0.93%	-1.19%	-0.56%	-0.83%	-0.56%	-0.43%	-0.56%	-0.30%	-0.30%	-0.56%
Performance fees	-1.11%	-1.11%	-1.11%	-1.11%	-1.11%	-0.85%	-1.11%	-1.16%	-1.16%	-0.43%
Net investment income (loss) (including Performance fees)	-2.04%	-2.30%	-1.67%	-1.94%	-1.67%	-1.28%	-1.67%	-1.46%	-1.46%	-0.99%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

* Units issued on February 1, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1

Per Unit Operating Performance:

Net asset value, beginning of period or at the time of offer	$1.7385	$1.5919	$1.8309	$1.7875	$1.8286	$1.9307	$1.0288	$1.0007	$1.0254

Net realized and net change in unrealized trading profit (loss)	(0.0003)	(0.0003)	(0.0002)	(0.0003)	(0.0002)	(0.0002)	(0.0001)	(0.0001)	(0.0001)
Brokerage commissions	(0.0006)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	(0.0002)	(0.0002)	(0.0003)	(0.0002)	(0.0003)	(0.0003)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0160)	(0.0187)	(0.0101)	(0.0148)	(0.0101)	(0.0083)	(0.0058)	(0.0031)	(0.0032)

Net asset value, end of period	$1.7214	$1.5722	$1.8197	$1.7716	$1.8174	$1.9213	$1.0225	$0.9971	$1.0217

Total Return: (a) (c)

Total return before Performance fees	-0.99%	-1.23%	-0.61%	-0.89%	-0.61%	-0.49%	-0.61%	-0.36%	-0.36%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.99%	-1.23%	-0.61%	-0.89%	-0.61%	-0.49%	-0.61%	-0.36%	-0.36%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%	0.32%	0.32%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%	0.32%	0.32%

Net investment income (loss) (excluding Performance fees)	-0.95%	-1.20%	-0.57%	-0.85%	-0.57%	-0.45%	-0.57%	-0.32%	-0.32%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.95%	-1.20%	-0.57%	-0.85%	-0.57%	-0.45%	-0.57%	-0.32%	-0.32%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              ORGANIZATION

ML Winton FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Trading Advisor”) is the trading advisor of the Fund.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2015 and December 31, 2014 and the results of its operations for the three month periods ended March 31, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2015 and December 31, 2014 are as follows:

March 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	823	$(635,156)	-0.06%	(2,361)	$4,276,471	0.38%	$3,641,315	0.32%	April 2015 - September 2015
Currencies - Futures	425	155,307	0.01%	(4,392)	654,265	0.06%	809,572	0.07%	June 2015
Currencies - Forwards*	416,345,296	530,291	0.05%	(210,968,096)	(241,166)	-0.02%	289,125	0.03%	April 2015 - September 2015
Energy	520	(823,500)	-0.07%	(1,707)	2,670,801	0.24%	1,847,301	0.17%	April 2015 - June 2015
Interest rates	39,289	18,777,560	1.66%	(31)	50	0.00%	18,777,610	1.66%	June 2015 - June 2018
Metals	434	(424,333)	-0.04%	(1,795)	(3,567,760)	-0.32%	(3,992,093)	-0.36%	May 2015 - July 2015
Stock indices	7,560	2,372,410	0.21%	(58)	(87,155)	-0.01%	2,285,255	0.20%	April 2015 - June 2015

Total		$19,952,579	1.76%		$3,705,506	0.33%	$23,658,085	2.09%

December 31, 2014

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,421	$(785,953)	-0.08%	(1,158)	$1,472,959	0.15%	$687,006	0.07%	January 2015 - May 2015
Currencies - Futures	45	82,921	0.01%	(4,699)	6,871,456	0.70%	6,954,377	0.71%	March 2015
Currencies - Forwards*	332,199,304	(8,001,592)	-0.82%	(212,084,481)	3,455,991	0.35%	(4,545,601)	-0.47%	January 2015 - June 2015
Energy	322	(3,058,740)	-0.31%	(847)	6,738,494	0.69%	3,679,754	0.38%	January 2015 - March 2015
Interest rates	25,193	13,192,799	1.34%	(189)	(39,367)	0.00%	13,153,432	1.34%	March 2015 - March 2018
Metals	896	(3,038,004)	-0.31%	(1,377)	3,249,905	0.33%	211,901	0.02%	January 2015 - April 2015
Stock indices	4,101	6,699,726	0.68%	(193)	(738,571)	-0.08%	5,961,155	0.60%	January 2015 - March 2015

Total		$5,091,157	0.51%		$21,010,867	2.14%	$26,102,024	2.65%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels as of March 31, 2015 and December 31, 2014 are as follows:

2015	Total	Level I	Level II	Level III

Net unrealized profit (loss) on open contracts

Assets
Futures	$35,201,389	$34,836,415	$364,974	$—
Forwards	3,964,753	—	3,964,753	—
	$39,166,142	$34,836,415	$4,329,727	$—

Liabilities
Futures	$11,832,429	$9,216,787	$2,615,642	$—
Forwards	3,675,628	—	3,675,628	—
	$15,508,057	$9,216,787	$6,291,270	$—

March 31, 2015	$23,658,085	$25,619,628	$(1,961,543)	$—

2014	Total	Level I	Level II	Level III

Net unrealized profit (loss) on open contracts

Assets
Futures	$44,175,968	$41,776,309	$2,399,659	$—
Forwards	4,533,927	—	4,533,927	—
	$48,709,895	$41,776,309	$6,933,586	$—

Liabilities
Futures	$13,528,343	$10,463,309	$3,065,034	$—
Forwards	9,079,528	—	9,079,528	—
	$22,607,871	$10,463,309	$12,144,562	$—

December 31, 2014	$26,102,024	$31,313,000	$(5,210,976)	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2015 or the year ended December 31, 2014.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2015 and 2014.

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$2,681,165	$3,711,510
Currencies	21,037,247	286,313
Energy	993,969	688,017
Interest rates	24,689,976	13,822,592
Metals	(5,900,494)	(7,600,758)
Stock indices	20,623,484	(11,250,460)

Total, net	$64,125,347	$(342,786)

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisor.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended March 31, 2015, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets.  The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2015 and 2014 amounted to $57,078 and $48,181, respectively, of which $45,253 and $34,694 was payable to the Transfer Agent as of March 31, 2015 and December 31, 2014, respectively.

Brokerage commissions, Interest and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  ASU 2015-07 will be effective for the Fund beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively.  MLAI is currently evaluating the standard and does not believe it will have a material impact on the Fund’s financial statements.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.7319	$1.6967	$1.7075	$1.7329	$1.7016	$1.7214
2015	$1.9671	$1.9900	$1.9613	$1.9857	$2.0058	$2.0193

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.5851	$1.5523	$1.5615	$1.5841	$1.5548	$1.5722
2015	$1.7825	$1.8025	$1.7758	$1.7971	$1.8145	$1.8260

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.8250	$1.7891	$1.8016	$1.8296	$1.7976	$1.8197
2015	$2.1043	$2.1301	$2.1007	$2.1281	$2.1510	$2.1669

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.7809	$1.7451	$1.7565	$1.7829	$1.7510	$1.7716
2015	$2.0310	$2.0549	$2.0257	$2.0512	$2.0723	$2.0866

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.8228	$1.7869	$1.7994	$1.8273	$1.7954	$1.8174
2015	$2.1017	$2.1274	$2.0981	$2.1255	$2.1484	$2.1642

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.9249	$1.8875	$1.9010	$1.9309	$1.8976	$1.9213
2015	$2.2484	$2.2781	$2.2451	$2.2767	$2.3031	$2.3216

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.0255	$1.0053	$1.0123	$1.0280	$1.0101	$1.0225
2015	$1.1824	$1.1969	$1.1804	$1.1958	$1.2086	$1.2176

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$0.9979	$0.9787	$0.9859	$1.0017	$0.9846	$0.9971
2015	$1.1609	$1.1755	$1.1597	$1.1752	$1.1883	$1.1974

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.0225	$1.0028	$1.0102	$1.0264	$1.0089	$1.0217
2015	$1.1895	$1.2045	$1.1883	$1.2042	$1.2176	$1.2270

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	NA	NA	NA	NA	NA	NA
2015	NA	NA	$0.9862	$0.9991	$1.0098	$1.0173

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

For the three months ended March 31, 2015, Fund capital increased 15.30% from $981,085,057 to $1,131,195,966.  This increase was attributable to the net profit from operations of $42,888,645 coupled with the redemption of 10,557,057 Redeemable Units resulting in an outflow of $19,630,289.  The cash outflow was offset with cash inflow of $126,852,553 due to subscriptions of 118,375,724 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profit (loss), net and change in unrealized profit (loss), net on futures contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profit (loss), net and change in unrealized profit (loss) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

Results of Operations

January 1, 2015 to March 31, 2015

January 1, 2015 to March 31, 2015

The Fund experienced a net trading profit of $64,125,347 before brokerage commissions and related fees in the first quarter of 2015. The Fund’s profits were primarily attributable to the interest rates, currency, stock indices, agriculture and energy sectors posting profits. The metals sector posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as long positions in European bonds benefited from the Quantitative Easing announced by the European Central Bank U.S. government bonds also closed January higher. Losses were posted to the Fund in the middle of the quarter. Encouraging U.S. employment data and speculation of a rate hike later this year saw a sell-off in U.S. fixed income securities during the first half of February. Fed Chair Janet Yellen’s testimony to Congress at the end of February reversed this somewhat, but not enough for the Fund’s long fixed income positions to have avoided losses. Profits were posted to the Fund at the end of the quarter. The Fund made gains in fixed income markets, with notable contributions from Bunds and Eurodollars.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter.  Swiss Central Bank announced the decision to remove the cap on the strength of the Swiss franc against the Euro. Intertwined with this was the European Central Bank affirming their commitment to Quantitative Easing, followed by the election of an anti-austerity government in Greece. The net effect on the Fund’s currency positions was a loss in the CHF-USD position being offset by a gain in the EUR-USD position. Losses were posted to the Fund in the middle of the quarter as the British pound rallied against the U.S dollar, returning to where it started the year and causing the Fund’s short position to make a loss. Profits were posted to the Fund at the end of the quarter. The short position on the Euro against the U.S. dollar made a significant positive contribution.

The stock indices sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Profits were posted to the Fund in the middle of the quarter. The Fund made gains in its long stock index positions. Losses were posted to the Fund at the end of the quarter.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter only to be reversed in the middle of the quarter.  Profits were posted to the Fund at the end of the quarter.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Crude oil continued to fall. This benefited the Fund’s short futures positions in the energy sector and also assisted the cash equity systems, which continue to be net short energies. Losses were posted to the Fund in the middle of the quarter as the Fund made small losses on its short energy positions. Profits were posted to the Fund at the end of the quarter due to the Fund’s short positions in energies.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning and middle of the first quarter. Losses were posted to the Fund at the end of the quarter. The Fund’s short position in copper made losses after cooper rallied with news of the world’s second largest copper mine halting production over labor protests.

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

Value at Risk (“VaR”) is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e. “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

The Fund’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of VaR.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as VaR.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate VaR.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2015 and 2014, the Fund’s average month-end Net Asset Value was $1,062,305,205 and $952,385,977, respectively.

March 31, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,465,550	0.89%	$10,888,809	$7,312,345
Currencies	2,856,048	0.27%	3,285,490	2,206,360
Energy	4,802,034	0.45%	5,524,077	3,709,676
Interest Rates	48,812,144	4.59%	56,151,635	37,708,451
Metals	10,377,392	0.98%	11,937,757	8,016,762
Stock Indices	5,940,491	0.56%	6,833,715	4,589,159

TOTAL	$82,253,659	7.74%	$94,621,483	$63,542,753

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$33,357,716	3.50%	$34,166,175	$32,806,386
Currencies	6,053,018	0.64%	6,199,719	5,952,975
Energy	2,715,621	0.29%	2,781,437	2,670,738
Interest Rates	3,817,366	0.40%	3,909,884	3,754,274
Metals	8,385,002	0.88%	8,588,221	8,246,417
Stock Indices	20,369,205	2.14%	20,862,873	20,032,547

TOTAL	$74,697,928	7.85%	$76,508,309	$73,463,337

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.  The foregoing VaR table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Fund as of March 31, 2015, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/China renminbi, U.S. dollar/Euro and U.S. dollar/Indian rupee positions. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining VaR in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is due to various equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2015.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of March 31, 2015.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended March 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$700,697	361,333	$1.9392
1/16/2015	50,365	25,604	1.9671
2/1/2015	19,500	9,799	1.9900
2/16/2015	452,800	230,867	1.9613
3/1/2015	661,760	333,263	1.9857
3/16/2015	908,067	452,720	2.0058
4/1/2015	1,523,623	754,530	2.0193

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$1,154,000	656,428	$1.7580
1/16/2015	526,000	295,091	1.7825
2/1/2015	1,262,328	700,321	1.8025
2/16/2015	979,277	551,457	1.7758
3/1/2015	2,654,240	1,476,957	1.7971
3/16/2015	3,142,652	1,731,966	1.8145
4/1/2015	5,351,132	2,930,522	1.8260

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$500,000	241,173	$2.0732
1/16/2015	—	—	2.1043
2/1/2015	500,000	234,731	2.1301
2/16/2015	—	—	2.1007
3/1/2015	175,000	82,233	2.1281
3/16/2015	—	—	2.1510
4/1/2015	—	—	2.1669

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$20,000	9,991	$2.0018
1/16/2015	—	—	2.0310
2/1/2015	25,000	12,166	2.0549
2/16/2015	—	—	2.0257
3/1/2015	1,792,733	873,992	2.0512
3/16/2015	150,000	72,384	2.0723
4/1/2015	178,000	85,306	2.0866

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$2.0706
1/16/2015	—	—	2.1017
2/1/2015	463,567	217,903	2.1274
2/16/2015	—	—	2.0981
3/1/2015	—	—	2.1255
3/16/2015	—	—	2.1484
4/1/2015	—	—	2.1642

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$2.2127
1/16/2015	—	—	2.2484
2/1/2015	81,606	35,822	2.2781
2/16/2015	—	—	2.2451
3/1/2015	—	—	2.2767
3/16/2015	—	—	2.3031
4/1/2015	—	—	2.3216

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$1,650,000	1,416,431	$1.1649
1/16/2015	325,000	274,865	1.1824
2/1/2015	900,000	751,943	1.1969
2/16/2015	230,000	194,849	1.1804
3/1/2015	2,185,000	1,827,229	1.1958
3/16/2015	255,000	210,987	1.2086
4/1/2015	1,843,000	1,513,633	1.2176

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$1.1433
1/16/2015	—	—	1.1609
2/1/2015	—	—	1.1755
2/16/2015	—	—	1.1597
3/1/2015	—	—	1.1752
3/16/2015	—	—	1.1883
4/1/2015	—	—	1.1974

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$1.1715
1/16/2015	—	—	1.1895
2/1/2015	—	—	1.2045
2/16/2015	—	—	1.1883
3/1/2015	—	—	1.2042
3/16/2015	—	—	1.2176
4/1/2015	—	—	1.2270

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$—
1/16/2015	—	—	—
2/1/2015	102,885,619	102,885,619	1.0000
2/16/2015	1,123,768	1,139,493	0.9862
3/1/2015	—	—	0.9991
3/16/2015	1,078,574	1,068,107	1.0098
4/1/2015	1,391,730	1,368,063	1.0173

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units, Class DI Units, Class F-1 Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)