Form 10-Q
period 2015-06-30
ML Winton FuturesAccess LLC
filed 2015-08-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

As of June 30, 2015, 699,341,621 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June, 30	December 31,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $79,640,401 for 2015 and $70,036,099 for 2014)	$1,045,116,061	$980,824,673
Unrealized profit on open futures contracts	18,236,711	44,175,968
Unrealized profit on open forwards contracts	4,605,556	4,533,927
Cash and cash equivalents	579,694	704,200
Other assets	8,881	32,960

TOTAL ASSETS	$1,068,546,903	$1,030,271,728

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$6,977	$6,232
Sponsor and Advisory fees payable	2,859,120	23,352,515
Redemptions payable	2,855,244	2,759,503
Unrealized loss on open futures contracts	22,502,314	13,528,343
Unrealized loss on open forwards contracts	2,656,112	9,079,528
Other liabilities	602,572	460,550

Total liabilities	31,482,339	49,186,671

MEMBERS’ CAPITAL:
Members’ Capital (699,341,621 Units and 593,821,837 Units outstanding; unlimited Units authorized)	1,037,064,564	981,085,057
Total members’ capital	1,037,064,564	981,085,057

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,068,546,903	$1,030,271,728

NET ASSET VALUE PER UNIT:

Class A	$1.8757	$1.9392
Class C	$1.6919	$1.7580
Class D	$2.0204	$2.0732
Class I	$1.9402	$2.0018
Class DS*	$—	$2.0706
Class DT	$2.1672	$2.2127
Class M	$1.1352	$1.1649
Class F	$1.1192	$1.1433
Class F1	$1.1468	$1.1715
Class DI	$0.9485	$—

**Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
TRADING PROFIT (LOSS):
Realized, net	$(44,113,717)	$48,611,713	$22,455,569	$61,294,097
Change in unrealized, net	(25,974,244)	(552,607)	(28,418,183)	(13,577,777)
Brokerage commissions	(306,071)	(298,846)	(565,971)	(614,274)

Total trading profit (loss), net	(70,394,032)	47,760,260	(6,528,585)	47,102,046

INVESTMENT INCOME (EXPENSE):
Interest, net	(11,357)	(176,952)	(12,468)	(312,133)

EXPENSES:
Management fee	5,154,795	4,597,225	10,342,925	9,200,743
Sponsor fee	3,627,064	3,493,408	7,269,384	7,080,230
Performance fee	—	7,408,654	11,590,474	7,408,667
Other	755,328	475,368	1,310,095	1,047,760
Total expenses	9,537,187	15,974,655	30,512,878	24,737,400

NET INVESTMENT INCOME (LOSS)	(9,548,544)	(16,151,607)	(30,525,346)	(25,049,533)

NET INCOME (LOSS)	$(79,942,576)	$31,608,653	$(37,053,931)	$22,052,513

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	64,215,771	77,901,587	64,134,961	82,250,631
Class C	273,285,615	278,356,038	269,340,663	282,111,340
Class D	35,827,904	39,733,197	35,787,677	42,838,575
Class I	32,005,794	36,763,960	31,586,409	41,479,856
Class DS**	20,422,359	25,052,090	20,935,317	25,518,422
Class DT	5,062,849	6,279,674	5,197,131	6,662,944
Class M	99,680,862	88,286,175	97,345,744	74,221,797
Class F	46,520,691	46,520,691	46,520,691	46,520,691
Class F1	32,348,368	32,348,368	32,348,368	32,348,368
Class DI*	106,421,060	—	105,408,541	—

Net income (loss) per weighted average Unit
Class A	$(0.1438)	$0.0580	$(0.0638)	$0.0369
Class C	$(0.1341)	$0.0483	$(0.0690)	$0.0274
Class D	$(0.1473)	$0.0692	$(0.0539)	$0.0520
Class I	$(0.1465)	$0.0601	$(0.0647)	$0.0365
Class DS**	$(0.0763)	$0.0676	$0.0195	$0.0527
Class DT	$(0.1547)	$0.0780	$(0.0394)	$0.0621
Class M	$(0.0824)	$0.0381	$(0.0330)	$0.0398
Class F	$(0.0783)	$0.0393	$(0.0242)	$0.0356
Class F1	$(0.0802)	$0.0402	$(0.0247)	$0.0365
Class DI*	$(0.0686)	$—	$(0.0520)	$—

* Units issued on February 1, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period February 1, 2015 to June 30, 2015.)

**Units fully redeemed as of April 30, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2015 to April 30, 2015.)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital June 30, 2015
Class A	89,279,211	4,212,662	(19,322,754)	74,169,119	64,145,923	3,292,338	(3,408,790)	64,029,471
Class C	289,256,969	25,162,964	(40,007,865)	274,412,068	265,575,955	23,012,525	(9,068,342)	279,520,138
Class D	46,696,897	2,323,418	(14,074,121)	34,946,194	35,322,377	888,820	(1,729,806)	34,481,391
Class I	47,689,327	2,069,490	(15,978,433)	33,780,384	31,155,649	2,260,975	(2,373,746)	31,042,878
Class DS**	27,662,374	3,442,966	(7,934,746)	23,170,594	21,211,500	217,903	(21,429,403)	—
Class DT	7,308,839	—	(1,370,916)	5,937,923	5,341,053	35,822	(670,631)	4,706,244
Class M	46,183,286	46,483,663	(6,601,028)	86,065,921	92,200,321	12,298,599	(4,143,626)	100,355,294
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI*					—	107,464,097	(1,126,951)	106,337,146
Total Members’ Units	632,945,962	83,695,163	(105,289,863)	611,351,262	593,821,837	149,471,079	(43,951,295)	699,341,621

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2015
Class A	$155,214,109	$7,307,212	$(33,630,164)	$3,035,960	$131,927,117	$124,393,069	$6,490,036	$(6,691,014)	$(4,090,213)	$120,101,878
Class C	460,460,237	39,867,813	(63,359,533)	7,732,118	444,700,635	466,870,415	40,798,913	(16,173,183)	(18,573,272)	472,922,873
Class D	85,498,186	4,229,000	(25,996,651)	2,225,822	65,956,357	73,228,701	1,875,100	(3,507,874)	(1,930,518)	69,665,409
Class I	85,244,114	3,673,218	(28,528,248)	1,513,123	61,902,207	62,368,274	4,585,458	(4,682,082)	(2,043,359)	60,228,291
Class DS**	50,584,682	6,267,559	(14,519,670)	1,344,453	43,677,024	43,919,926	463,567	(44,791,393)	407,900	—
Class DT	14,111,527	—	(2,658,639)	413,752	11,866,640	11,818,184	81,606	(1,495,502)	(204,678)	10,199,610
Class M	47,512,048	47,688,263	(6,879,557)	2,950,699	91,271,453	107,401,709	14,539,000	(4,801,105)	(3,214,122)	113,925,482
Class F	46,554,511	—	—	1,656,403	48,210,914	53,188,258	—	—	(1,123,681)	52,064,577
Class F1	33,169,991	—	—	1,180,183	34,350,174	37,896,521	—	—	(800,621)	37,095,900
Class DI*	—	—	—	—	—	—	107,455,928	(1,114,017)	(5,481,367)	100,860,544

Total Members’ Capital	$978,349,405	$109,033,065	$(175,572,462)	$22,052,513	$933,862,521	$981,085,057	$176,289,608	$(83,256,170)	$(37,053,931)	$1,037,064,564

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS**	Class DT	Class M	Class F	Class F1	Class DI*

Per Unit Operating Performance:
Net asset value, beginning of period or at the time of offer	$2.0193	$1.8260	$2.1669	$2.0866	$2.1642	$2.3216	$1.2176	$1.1974	$1.2270	$1.0173

Net realized and net change in unrealized trading profit (loss)	(0.1247)	(0.1127)	(0.1340)	(0.1289)	(0.0726)	(0.1437)	(0.0753)	(0.0741)	(0.0760)	(0.0629)
Brokerage commissions	(0.0006)	(0.0005)	(0.0006)	(0.0006)	(0.0001)	(0.0006)	(0.0003)	(0.0003)	(0.0003)	(0.0003)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	0.0000	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0183)	(0.0209)	(0.0119)	(0.0169)	(0.0040)	(0.0101)	(0.0068)	(0.0038)	(0.0039)	(0.0056)
Net asset value, before full redemption	1.8757	1.6919	2.0204	1.9402	2.0875	2.1672	1.1352	1.1192	1.1468	0.9485
Less redemption	—	—	—	—	2.0875	—	—	—	—	—

Net asset value, end of period	$1.8757	$1.6919	$2.0204	$1.9402	$—	$2.1672	$1.1352	$1.1192	$1.1468	$0.9485

Total Return: (a) (d)

Total return before Performance fees	-7.11%	-7.34%	-6.76%	-7.01%	-3.54%	-6.65%	-6.77%	-6.53%	-6.54%	-6.76%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.11%	-7.34%	-6.76%	-7.01%	-3.54%	-6.65%	-6.77%	-6.53%	-6.54%	-6.76%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.94%	1.19%	0.57%	0.84%	0.55%	0.44%	0.57%	0.32%	0.32%	0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.57%	0.84%	0.55%	0.44%	0.57%	0.32%	0.32%	0.57%

Net investment income (loss) (excluding Performance fees)	-0.94%	-1.19%	-0.57%	-0.84%	-0.55%	-0.44%	-0.57%	-0.32%	-0.32%	-0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.94%	-1.19%	-0.57%	-0.84%	-0.55%	-0.44%	-0.57%	-0.32%	-0.32%	-0.57%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS**	Class DT	Class M	Class F	Class F1	Class DI*

Per Unit Operating Performance:
Net asset value, beginning of period or at the time of offer	$1.9392	$1.7580	$2.0732	$2.0018	$2.0706	$2.2127	$1.1649	$1.1433	$1.1715	$1.0000

Net realized and net change in unrealized trading profit (loss)	(0.0037)	(0.0031)	(0.0045)	(0.0040)	0.0567	(0.0053)	(0.0025)	(0.0027)	(0.0027)	(0.0374)
Brokerage commissions	(0.0010)	(0.0009)	(0.0011)	(0.0011)	(0.0007)	(0.0012)	(0.0006)	(0.0006)	(0.0006)	(0.0005)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	0.0000	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0588)	(0.0621)	(0.0472)	(0.0565)	(0.0391)	(0.0390)	(0.0266)	(0.0208)	(0.0214)	(0.0136)
Net asset value, before full redemption	1.8757	1.6919	2.0204	1.9402	2.0875	2.1672	1.1352	1.1192	1.1468	0.9485
Less redemption	—	—	—	—	2.0875	—	—	—	—	—

Net asset value, end of period	$1.8757	$1.6919	$2.0204	$1.9402	$—	$2.1672	$1.1352	$1.1192	$1.1468	$0.9485

Total Return: (a) (d)

Total return before Performance fees	-2.15%	-2.63%	-1.42%	-1.95%	1.95%	-1.19%	-1.42%	-0.91%	-0.92%	-4.72%
Performance fees	-1.12%	-1.13%	-1.13%	-1.13%	-1.13%	-0.86%	-1.13%	-1.19%	-1.19%	-0.43%
Total return after Performance fees	-3.27%	-3.76%	-2.55%	-3.08%	0.82%	-2.05%	-2.55%	-2.10%	-2.11%	-5.15%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.88%	2.38%	1.13%	1.68%	1.11%	0.88%	1.13%	0.63%	0.63%	1.13%
Performance fees	1.10%	1.10%	1.10%	1.10%	1.10%	0.84%	1.10%	1.16%	1.16%	0.42%
Expenses (including Performance fees)	2.98%	3.48%	2.23%	2.78%	2.21%	1.72%	2.23%	1.79%	1.79%	1.55%

Net investment income (loss) (excluding Performance fees)	-1.88%	-2.38%	-1.13%	-1.68%	-1.11%	-0.88%	-1.13%	-0.63%	-0.63%	-1.13%
Performance fees	-1.10%	-1.10%	-1.10%	-1.10%	-1.10%	-0.84%	-1.10%	-1.16%	-1.16%	-0.42%
Net investment income (loss) (including Performance fees)	-2.98%	-3.48%	-2.23%	-2.78%	-2.21%	-1.72%	-2.23%	-1.79%	-1.79%	-1.55%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1

Per Unit Operating Performance:
Net asset value, beginning of period or at the time of offer	$1.7214	$1.5722	$1.8197	$1.7716	$1.8174	$1.9213	$1.0225	$0.9971	$1.0217

Net realized and net change in unrealized trading profit (loss)	0.0881	0.0804	0.0933	0.0907	0.0932	0.0986	0.0524	0.0512	0.0524
Brokerage commissions	(0.0006)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0003)	(0.0004)	(0.0002)	(0.0002)	(0.0002)
Expenses	(0.0299)	(0.0312)	(0.0247)	(0.0289)	(0.0247)	(0.0205)	(0.0139)	(0.0115)	(0.0117)

Net asset value, end of period	$1.7787	$1.6206	$1.8874	$1.8325	$1.8850	$1.9984	$1.0605	$1.0363	$1.0619

Total Return: (a) (d)

Total return before Performance fees	4.13%	3.87%	4.52%	4.23%	4.52%	4.65%	4.52%	4.78%	4.78%
Performance fees/other (b)	-0.78%	-0.78%	-0.78%	-0.78%	-0.78%	-0.62%	-0.78%	-0.82%	-0.82%
Total return after Performance fees	3.35%	3.09%	3.74%	3.45%	3.74%	4.03%	3.74%	3.96%	3.96%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.95%	1.20%	0.57%	0.85%	0.57%	0.45%	0.57%	0.32%	0.32%
Performance fees (b)	0.77%	0.77%	0.77%	0.77%	0.77%	0.61%	0.77%	0.82%	0.82%
Expenses (including Performance fees)	1.72%	1.97%	1.34%	1.62%	1.34%	1.06%	1.34%	1.14%	1.14%

Net investment income (loss) (excluding Performance fees)	-0.95%	-1.20%	-0.58%	-0.85%	-0.58%	-0.45%	-0.58%	-0.32%	-0.32%
Performance fees	-0.77%	-0.77%	-0.77%	-0.77%	-0.77%	-0.61%	-0.77%	-0.82%	-0.82%
Net investment income (loss) (including Performance fees)	-1.72%	-1.97%	-1.35%	-1.62%	-1.35%	-1.06%	-1.35%	-1.14%	-1.14%

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

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1

Per Unit Operating Performance:
Net asset value, beginning of period or at the time of offer	$1.7385	$1.5919	$1.8309	$1.7875	$1.8286	$1.9307	$1.0288	$1.0007	$1.0254

Net realized and net change in unrealized trading profit (loss)	0.0879	0.0801	0.0930	0.0905	0.0929	0.0983	0.0523	0.0510	0.0523
Brokerage commissions	(0.0011)	(0.0010)	(0.0012)	(0.0011)	(0.0012)	(0.0012)	(0.0007)	(0.0006)	(0.0007)
Interest income, net	(0.0006)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0003)	(0.0003)
Expenses	(0.0460)	(0.0499)	(0.0347)	(0.0438)	(0.0347)	(0.0288)	(0.0196)	(0.0145)	(0.0148)

Net asset value, end of period	$1.7787	$1.6206	$1.8874	$1.8325	$1.8850	$1.9984	$1.0605	$1.0363	$1.0619

Total Return: (a) (d)

Total return before Performance fees	3.10%	2.59%	3.88%	3.31%	3.88%	4.14%	3.88%	4.40%	4.40%
Performance fees/other (b)	-0.78%	-0.78%	-0.78%	-0.78%	-0.78%	-0.62%	-0.78%	-0.82%	-0.82%
Total return after Performance fees	2.32%	1.81%	3.10%	2.53%	3.10%	3.52%	3.10%	3.58%	3.58%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.90%	2.40%	1.15%	1.70%	1.15%	0.90%	1.15%	0.65%	0.65%
Performance fees (b)	0.77%	0.77%	0.77%	0.77%	0.77%	0.61%	0.77%	0.82%	0.82%
Expenses (including Performance fees)	2.67%	3.17%	1.92%	2.47%	1.92%	1.51%	1.92%	1.47%	1.47%

Net investment income (loss) (excluding Performance fees)	-1.90%	-2.40%	-1.15%	-1.70%	-1.15%	-0.90%	-1.15%	-0.64%	-0.64%
Performance fees	-0.77%	-0.77%	-0.77%	-0.77%	-0.77%	-0.61%	-0.77%	-0.82%	-0.82%
Net investment income (loss) (including Performance fees)	-2.67%	-3.17%	-1.92%	-2.47%	-1.92%	-1.51%	-1.92%	-1.46%	-1.46%

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

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              ORGANIZATION

ML Winton FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (“Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the Winton Futures Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BofA Corp.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor and a single fund of funds no longer offered to investors for which MLAI acts as the advisor and allocates capital among multiple trading advisors. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BofA Corp. or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2015 and December 31, 2014 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2015 and December 31, 2014, are as follows:

June 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,163	$2,081,446	0.20%	(3,191)	$(5,312,037)	-0.51%	$(3,230,591)	-0.31%	July 2015 - March 2016
Currencies - Futures	1,286	1,463,310	0.14%	(3,933)	1,310,858	0.13%	2,774,168	0.27%	September 2015
Currencies - Forwards*	458,167,084	1,955,315	0.19%	(223,603,953)	(5,871)	0.00%	1,949,444	0.19%	July 2015 - December 2015
Energy	563	(325,523)	-0.03%	(1,196)	615,040	0.06%	289,517	0.03%	July 2015 - September 2015
Interest rates	23,090	1,770,021	0.17%	(920)	(1,386,816)	-0.13%	383,205	0.04%	September 2015 - September 2018
Metals	777	(3,902,082)	-0.38%	(2,255)	5,899,757	0.57%	1,997,675	0.19%	July 2015 - October 2015
Stock indices	4,353	(6,462,982)	-0.62%	(156)	(16,595)	0.00%	(6,479,577)	-0.62%	July 2015 - September 2015

Total		$(3,420,495)	-0.33%		$1,104,336	0.12%	$(2,316,159)	-0.21%

December 31, 2014

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,421	$(785,953)	-0.08%	(1,158)	$1,472,959	0.15%	$687,006	0.07%	January 2015 - May 2015
Currencies - Futures	45	82,921	0.01%	(4,699)	6,871,456	0.70%	6,954,377	0.71%	March 2015
Currencies - Forwards*	332,199,304	(8,001,592)	-0.82%	(212,084,481)	3,455,991	0.35%	(4,545,601)	-0.47%	January 2015 - June 2015
Energy	322	(3,058,740)	-0.31%	(847)	6,738,494	0.69%	3,679,754	0.38%	January 2015 - March 2015
Interest rates	25,193	13,192,799	1.34%	(189)	(39,367)	0.00%	13,153,432	1.34%	March 2015 - March 2018
Metals	896	(3,038,004)	-0.31%	(1,377)	3,249,905	0.33%	211,901	0.02%	January 2015 - April 2015
Stock indices	4,101	6,699,726	0.68%	(193)	(738,571)	-0.08%	5,961,155	0.60%	January 2015 - March 2015

Total		$5,091,157	0.51%		$21,010,867	2.14%	$26,102,024	2.65%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2015 or the year ended December 31, 2014.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$18,236,711	$15,405,716	$2,830,995	$—
Forwards	4,605,556	—	4,605,556	—
	$22,842,267	$15,405,716	$7,436,551	$—

Liabilities
Futures	$22,502,314	$18,550,494	$3,951,820	$—
Forwards	2,656,112	—	2,656,112	—
	$25,158,426	$18,550,494	$6,607,932	$—

June 30, 2015	$(2,316,159)	$(3,144,778)	$828,619	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$44,175,968	$41,776,309	$2,399,659	$—
Forwards	4,533,927	—	4,533,927	—
	$48,709,895	$41,776,309	$6,933,586	$—

Liabilities
Futures	$13,528,343	$10,463,309	$3,065,034	$—
Forwards	9,079,528	—	9,079,528	—
	$22,607,871	$10,463,309	$12,144,562	$—

December 31, 2014	$26,102,024	$31,313,000	$(5,210,976)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2015 and 2014:

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(4,116,571)	$(1,435,406)
Currencies	(18,313,754)	2,723,493
Energy	(14,339,395)	(13,345,427)
Interest rates	(23,379,894)	1,310,083
Metals	255,615	(5,644,880)
Stock indices	(10,193,962)	10,429,523

Total, net	$(70,087,961)	$(5,962,614)

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(7,135,697)	$(3,424,188)
Currencies	4,916,206	5,202,519
Energy	759,021	1,447,039
Interest rates	36,014,827	49,837,419
Metals	(4,656,176)	(12,256,935)
Stock indices	18,160,925	6,910,466

Total, net	$48,059,106	$47,716,320

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BofA Corp. entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI owns 48 Units of Class D which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2015.

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended June 30, 2015, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets.  The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2015, and 2014 amounted to $208,010 and $55,517, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2015 and 2014 amounted to $265,089 and $110,938, respectively, of which $120,715 and $34,694 was payable to the Transfer Agent as of June 30, 2015 and December 31, 2014, respectively.

Brokerage commissions, Interest and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 will be effective for the Fund beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. MLAI is currently evaluating the standard and does not believe it will have a material impact on the Fund’s financial statements.

7.              SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, trading liabilities, including brokerage commissions and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.7319	$1.6967	$1.7075	$1.7329	$1.7016	$1.7214	$1.7247	$1.7487	$1.7555	$1.7791	$1.7747	$1.7787
2015	$1.9671	$1.9900	$1.9613	$1.9857	$2.0058	$2.0193	$2.0377	$1.9453	$1.9201	$1.9422	$1.8839	$1.8757

MONTH-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.5851	$1.5523	$1.5615	$1.5841	$1.5548	$1.5722	$1.5746	$1.5959	$1.6014	$1.6223	$1.6175	$1.6206
2015	$1.7825	$1.8025	$1.7758	$1.7971	$1.8145	$1.8260	$1.8418	$1.7576	$1.7341	$1.7534	$1.7000	$1.6919

MONTH-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.8250	$1.7891	$1.8016	$1.8296	$1.7976	$1.8197	$1.8244	$1.8509	$1.8592	$1.8854	$1.8819	$1.8874
2015	$2.1043	$2.1301	$2.1007	$2.1281	$2.1510	$2.1669	$2.1879	$2.0901	$2.0643	$2.0894	$2.0279	$2.0204

MONTH-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.7809	$1.7451	$1.7565	$1.7829	$1.7510	$1.7716	$1.7754	$1.8004	$1.8076	$1.8323	$1.8280	$1.8325
2015	$2.0310	$2.0549	$2.0257	$2.0512	$2.0723	$2.0866	$2.1059	$2.0108	$1.9851	$2.0083	$1.9483	$1.9402

MONTH-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.8228	$1.7869	$1.7994	$1.8273	$1.7954	$1.8174	$1.8221	$1.8486	$1.8569	$1.8831	$1.8795	$1.8850
2015	$2.1017	$2.1274	$2.0981	$2.1255	$2.1484	$2.1642	$2.1852	NA	NA	NA	NA	NA

MONTH-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.9249	$1.8875	$1.9010	$1.9309	$1.8976	$1.9213	$1.9266	$1.9560	$1.9657	$1.9956	$1.9919	$1.9984
2015	$2.2484	$2.2781	$2.2451	$2.2767	$2.3031	$2.3216	$2.3460	$2.2402	$2.2130	$2.2404	$2.1749	$2.1672

MONTH-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.0255	$1.0053	$1.0123	$1.0280	$1.0101	$1.0225	$1.0251	$1.0400	$1.0447	$1.0594	$1.0574	$1.0605
2015	$1.1824	$1.1969	$1.1804	$1.1958	$1.2086	$1.2176	$1.2294	$1.1744	$1.1599	$1.1740	$1.1394	$1.1352

MONTH-END NET ASSET VALUE PER UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$0.9979	$0.9787	$0.9859	$1.0017	$0.9846	$0.9971	$1.0001	$1.0149	$1.0198	$1.0346	$1.0330	$1.0363
2015	$1.1609	$1.1755	$1.1597	$1.1752	$1.1883	$1.1974	$1.2095	$1.1559	$1.1421	$1.1564	$1.1229	$1.1192

MONTH-END NET ASSET VALUE PER UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.0225	$1.0028	$1.0102	$1.0264	$1.0089	$1.0217	$1.0247	$1.0400	$1.0450	$1.0601	$1.0584	$1.0619
2015	$1.1895	$1.2045	$1.1883	$1.2042	$1.2176	$1.2270	$1.2393	$1.1844	$1.1702	$1.1850	$1.1505	$1.1468

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
2015	NA	NA	$0.9862	$0.9991	$1.0098	$1.0173	$1.0272	$0.9812	$0.9691	$0.9809	$0.9520	$0.9485

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

For the six month period ended June 30, 2015, Fund capital increased 5.71% from $981,085,057 to $1,037,064,564.  This increase was attributable to the net loss from operations of $37,053,931 coupled with the redemption of 43,951,295 redeemable Units resulting in an outflow of $83,256,170.  The cash outflow was offset with cash inflow of $176,289,608 due to subscriptions of 149,471,079 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker or directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profit (loss), net and change in unrealized profit (loss), net on futures contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant” and the Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2015 to June 30, 2015

January 1, 2015 to March 31, 2015

The Fund experienced a net trading profit of $64,125,347 before brokerage commissions and related fees in the first quarter of 2015. The Fund’s profits were primarily attributable to the interest rates, currency, stock indices, agriculture and energy sectors. The metals sector posted losses.

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

April 1, 2015 to June 30, 2015

The Fund experienced a net trading loss of $70,087,961 before brokerage commissions and related fees in the second quarter of 2015. The Fund’s profits were primarily attributable to the metal sector. The agriculture, stock indices, energy, currency and interest rate sectors posted losses.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning through the middle of the second quarter. Profits were posted to the Fund at the end of the quarter due to the Fund’s short positions in gold.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle of the quarter. Coffee and sugar prices continued to decline, further profiting the Fund’s short positions. Losses were posted to the Fund at the end of the quarter as heavy rains in the U.S. Midwest hampered crop prospects, adversely affecting the Fund’s short grain positions.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter. Stock index positions gave up some of their earlier gains in the selloff, but still managed to post an overall profit at the end of April. Profits were posted to the Fund in the middle of the quarter as the Nikkei had a strong month of May. Losses were posted to the Fund at the end of the quarter.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the Fund’s short energy positions. Losses were posted to the Fund in the middle of the quarter as the prices of oil stabilized. Profits were posted to the Fund at the end of the quarter due to the Fund’s short positions in energies.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the Fund’s long U.S. dollar exposure. Profits were posted to the Fund in the middle of the quarter due to the Fund’s short Japanese yen position, which was trading at a weak level relative to the U.S. dollar. Losses were posted to the Fund at the end of the quarter due the Fund’s short Euro position.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. Losses were posted to the Fund in the middle of the quarter. Responsive monetary policy action from central banks, including the implementation of quantitative easing in Europe, apparently reduced concerns of further downside risks to inflation, contributing to some sharp moves lower for bond prices. Losses were posted to the Fund at the end of the quarter. An increase in U.S. non-farm payrolls and positive economic data contributed to U.S government bond higher yields. Fixed income positions suffered, particularly short term interest rates.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2015 and 2014 the Fund’s average capitalization was $1,064,538,011 and $947,816,684, respectively.

June 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$10,660,362	1.00%	$13,834,885	$7,312,345
Currencies	4,554,813	0.43%	7,297,870	2,206,360
Energy	3,744,733	0.35%	5,524,077	2,095,033
Interest Rates	40,272,765	3.78%	56,151,635	24,738,289
Metals	10,355,365	0.97%	12,058,917	8,016,762
Stock Indices	10,530,638	0.99%	17,645,825	4,589,159

TOTAL	$80,118,676	7.52%	$112,513,209	$48,957,948

June 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$28,312,270	2.99%	$34,166,175	$21,078,691
Currencies	6,991,651	0.74%	8,403,134	5,952,975
Energy	2,411,465	0.25%	2,781,437	1,909,127
Interest Rates	17,457,050	1.84%	32,950,906	3,754,274
Metals	10,253,761	1.08%	12,845,337	8,246,417
Stock Indices	13,650,005	1.44%	20,862,873	6,278,996

TOTAL	$79,076,202	8.34%	$112,009,862	$47,220,480

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector. There have been no material changes at June 30, 2015.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014. There have been no material changes at June 30, 2015.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

Management of the risk arising from market fluctuations is integral to the Trading Advisor’s investment process. In respect of the Trading Program, an important determinant of risk is the level of leverage. In order to determine the level of leverage, information is required on the risks the Trading Program is taking, including the Trading Program’s long and short-term forecast VaR using both standard and proprietary volatility models (which place greater emphasis on the probability of extreme market movements than many commonly used models), stress-tested models of extreme VaR (tail risk) using various proprietary methods, forecasts of extreme loss frequency and measures of margin employment and leverage. The Trading Advisor forecasts volatility in each market and the correlation between markets daily in order to forecast the overall volatility of the portfolio and adjust leverage accordingly to manage portfolio risk.  The Trading Advisor’s investment management committee is primarily responsible for managing investment risk, with oversight from the Trading Advisor’s risk committee. This risk committee oversees the identification, assessment, management and monitoring of risks to which the Trading Program is exposed, including investment risk, counterparty risk, IT and security risks and regulatory risks.

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$700,697	361,333	$1.9392
1/16/2015	50,365	25,604	1.9671
2/1/2015	19,500	9,799	1.9900
2/16/2015	452,800	230,867	1.9613
3/1/2015	661,760	333,263	1.9857
3/16/2015	908,067	452,720	2.0058
4/1/2015	1,523,623	754,530	2.0193
4/16/2015	247,595	121,507	2.0377
5/01/2015	499,660	256,855	1.9453
5/16/2015	118,200	61,559	1.9201
6/01/2015	620,165	319,311	1.9422
6/16/2015	687,604	364,990	1.8839
7/01/2015	576,500	307,352	1.8757

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$1,154,000	656,428	$1.7580
1/16/2015	526,000	295,091	1.7825
2/1/2015	1,262,328	700,321	1.8025
2/16/2015	979,277	551,457	1.7758
3/1/2015	2,654,240	1,476,957	1.7971
3/16/2015	3,142,652	1,731,966	1.8145
4/1/2015	5,351,132	2,930,522	1.8260
4/16/2015	3,537,907	1,920,896	1.8418
5/01/2015	3,430,861	1,952,015	1.7576
5/16/2015	6,344,516	3,658,679	1.7341
6/01/2015	9,229,000	5,263,488	1.7534
6/16/2015	3,187,000	1,874,705	1.7000
7/01/2015	2,917,780	1,724,558	1.6919

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$500,000	241,173	$2.0732
1/16/2015	—	—	2.1043
2/1/2015	500,000	234,731	2.1301
2/16/2015	—	—	2.1007
3/1/2015	175,000	82,233	2.1281
3/16/2015	—	—	2.1510
4/1/2015	—	—	2.1669
4/16/2015	200,000	91,412	2.1879
5/01/2015	500,100	239,271	2.0901
5/16/2015	—	—	2.0643
6/01/2015	—	—	2.0894
6/16/2015	—	—	2.0279
7/01/2015	4,328,955	2,142,623	2.0204

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$20,000	9,991	$2.0018
1/16/2015	—	—	2.0310
2/1/2015	25,000	12,166	2.0549
2/16/2015	—	—	2.0257
3/1/2015	1,792,733	873,992	2.0512
3/16/2015	150,000	72,384	2.0723
4/1/2015	178,000	85,306	2.0866
4/16/2015	35,000	16,620	2.1059
5/01/2015	1,524,975	758,392	2.0108
5/16/2015	560,000	282,102	1.9851
6/01/2015	249,750	124,359	2.0083
6/16/2015	50,000	25,663	1.9483
7/01/2015	449,250	231,548	1.9402

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$2.0706
1/16/2015	—	—	2.1017
2/1/2015	463,567	217,903	2.1274
2/16/2015	—	—	2.0981
3/1/2015	—	—	2.1255
3/16/2015	—	—	2.1484
4/1/2015	—	—	2.1642
4/16/2015	—	—	2.1852
5/01/2015	—	—	—
5/16/2015	—	—	—
6/01/2015	—	—	—
6/16/2015	—	—	—
7/01/2015	—	—	—

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$2.2127
1/16/2015	—	—	2.2484
2/1/2015	81,606	35,822	2.2781
2/16/2015	—	—	2.2451
3/1/2015	—	—	2.2767
3/16/2015	—	—	2.3031
4/1/2015	—	—	2.3216
4/16/2015	—	—	2.3460
5/01/2015	—	—	2.2402
5/16/2015	—	—	2.2130
6/01/2015	—	—	2.2404
6/16/2015	—	—	2.1749
7/01/2015	—	—	2.1672

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$1,650,000	1,416,431	$1.1649
1/16/2015	325,000	274,865	1.1824
2/1/2015	900,000	751,943	1.1969
2/16/2015	230,000	194,849	1.1804
3/1/2015	2,185,000	1,827,229	1.1958
3/16/2015	255,000	210,987	1.2086
4/1/2015	1,843,000	1,513,633	1.2176
4/16/2015	380,000	309,094	1.2294
5/01/2015	1,997,000	1,700,443	1.1744
5/16/2015	1,458,000	1,257,005	1.1599
6/01/2015	2,636,000	2,245,315	1.1740
6/16/2015	680,000	596,805	1.1394
7/01/2015	1,315,000	1,158,386	1.1352

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$1.1433
1/16/2015	—	—	1.1609
2/1/2015	—	—	1.1755
2/16/2015	—	—	1.1597
3/1/2015	—	—	1.1752
3/16/2015	—	—	1.1883
4/1/2015	—	—	1.1974
4/16/2015	—	—	1.2095
5/01/2015	—	—	1.1559
5/16/2015	—	—	1.1421
6/01/2015	—	—	1.1564
6/16/2015	—	—	1.1229
7/01/2015	—	—	1.1192

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$1.1715
1/16/2015	—	—	1.1895
2/1/2015	—	—	1.2045
2/16/2015	—	—	1.1883
3/1/2015	—	—	1.2042
3/16/2015	—	—	1.2176
4/1/2015	—	—	1.2270
4/16/2015	—	—	1.2393
5/01/2015	—	—	1.1844
5/16/2015	—	—	1.1702
6/01/2015	—	—	1.1850
6/16/2015	—	—	1.1505
7/01/2015	—	—	1.1468

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$—
1/16/2015	—	—	—
2/1/2015	102,885,619	102,885,619	1.0000
2/16/2015	1,123,768	1,139,493	0.9862
3/1/2015	—	—	0.9991
3/16/2015	1,078,574	1,068,107	1.0098
4/1/2015	1,391,730	1,368,063	1.0173
4/16/2015	—	—	1.0272
5/01/2015	724,329	738,207	0.9812
5/16/2015	—	—	0.9691
6/01/2015	—	—	0.9809
6/16/2015	251,908	264,608	0.9520
7/01/2015	844,002	889,828	0.9485

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units, Class DI Units, Class F1 Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101  Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)