Form 10-Q
period 2015-09-30
ML Winton FuturesAccess LLC
filed 2015-11-13
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, 695,950,723 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September, 30	December 31,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $85,765,697 for 2015 and $70,036,099 for 2014)	$1,035,051,755	$980,824,673
Unrealized profit on open futures contracts	40,839,609	44,175,968
Unrealized profit on open forwards contracts	4,633,751	4,533,927
Cash and cash equivalents	404,150	704,200
Other assets	304	32,960

TOTAL ASSETS	$1,080,929,569	$1,030,271,728

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$7,170	$6,232
Sponsor and Performance fees payable	2,863,948	23,352,515
Redemptions payable	4,986,187	2,759,503
Unrealized loss on open futures contracts	7,320,861	13,528,343
Unrealized loss on open forwards contracts	11,501,766	9,079,528
Other liabilities	630,159	460,550

Total liabilities	27,310,091	49,186,671

MEMBERS’ CAPITAL:
Members’ Capital (695,950,723 Units and 593,821,837 Units outstanding; unlimited Units authorized)	1,053,619,478	981,085,057
Total members’ capital	1,053,619,478	981,085,057

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,080,929,569	$1,030,271,728

NET ASSET VALUE PER UNIT:

Class A	$1.9076	$1.9392
Class C	$1.7164	$1.7580
Class D	$2.0625	$2.0732
Class I	$1.9751	$2.0018
Class DS*	$—	$2.0706
Class DT	$2.2152	$2.2127
Class M	$1.1589	$1.1649
Class F	$1.1453	$1.1433
Class F1	$1.1736	$1.1715
Class DI	$0.9683	$—

**Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
TRADING PROFIT (LOSS):
Realized, net	$(1,077,283)	$24,293,879	$21,378,286	$85,587,976
Change in unrealized, net	28,966,892	(11,136,259)	548,709	(24,714,036)
Brokerage commissions	(287,423)	(294,442)	(853,394)	(908,716)

Total trading profit (loss), net	27,602,186	12,863,178	21,073,601	59,965,224

INVESTMENT INCOME (EXPENSE):
Interest, net	(14,741)	(110,961)	(27,209)	(423,094)

EXPENSES:
Management fee	5,063,243	4,409,461	15,406,168	13,610,204
Sponsor fee	3,627,982	3,394,610	10,897,366	10,474,840
Performance fee	—	1,629,893	11,590,474	9,038,560
Other	685,386	476,851	1,995,481	1,524,611
Total expenses	9,376,611	9,910,815	39,889,489	34,648,215

NET INVESTMENT INCOME (LOSS)	(9,391,352)	(10,021,776)	(39,916,698)	(35,071,309)

NET INCOME (LOSS)	$18,210,834	$2,841,402	$(18,843,097)	$24,893,915

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	64,558,660	71,673,094	64,276,194	78,724,785
Class C	280,658,211	273,326,706	273,113,179	279,183,129
Class D	36,680,840	35,495,844	36,085,398	40,390,998
Class I	30,953,000	33,256,655	31,375,273	38,738,789
Class DS**	—	22,691,891	20,935,317	24,576,245
Class DT	5,114,642	5,812,785	5,169,635	6,379,558
Class M	101,676,238	88,211,703	98,789,242	78,885,099
Class F	46,520,691	46,520,691	46,520,691	46,520,691
Class F1	32,348,368	32,348,368	32,348,368	32,348,368
Class DI*	106,503,582	—	105,819,182	—

Net income (loss) per weighted average Unit
Class A	$0.0319	$0.0040	$(0.0316)	$0.0422
Class C	$0.0243	$0.0006	$(0.0431)	$0.0283
Class D	$0.0425	$0.0139	$(0.0103)	$0.0673
Class I	$0.0348	$0.0066	$(0.0308)	$0.0447
Class DS**	$—	$0.0116	$0.0195	$0.0654
Class DT	$0.0602	$0.0154	$0.0199	$0.0789
Class M	$0.0216	$0.0064	$(0.0103)	$0.0445
Class F	$0.0262	$0.0095	$0.0020	$0.0451
Class F1	$0.0268	$0.0097	$0.0021	$0.0462
Class DI*	$0.0199	$—	$(0.0318)	$—

* Units issued on February 1, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period February 1, 2015 to September 30, 2015.)

**Units fully redeemed as of April 30, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2015 to April 30, 2015.)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2013	Subscriptions	Redemptions	September 30, 2014	December 31, 2014	Subscriptions	Redemptions	September 30, 2015
Class A	89,279,211	5,358,223	(28,247,611)	66,389,823	64,145,923	5,124,158	(5,019,846)	64,250,235
Class C	289,256,969	31,784,962	(52,714,633)	268,327,298	265,575,955	29,167,199	(17,070,399)	277,672,755
Class D	46,696,897	3,680,491	(14,606,721)	35,770,667	35,322,377	3,372,398	(1,729,806)	36,964,969
Class I	47,689,327	2,265,483	(17,685,004)	32,269,806	31,155,649	3,182,620	(3,691,385)	30,646,884
Class DS**	27,662,374	3,663,481	(8,793,003)	22,532,852	21,211,500	217,903	(21,429,403)	—
Class DT	7,308,839	—	(1,643,914)	5,664,925	5,341,053	1,209,341	(1,051,449)	5,498,945
Class M	46,183,286	53,432,510	(11,156,346)	88,459,450	92,200,321	18,596,898	(13,069,088)	97,728,131
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI*	—	—	—	—	—	108,353,925	(4,034,180)	104,319,745
Total Members’ Units	632,945,962	100,185,150	(134,847,232)	598,283,880	593,821,837	169,224,442	(67,095,556)	695,950,723

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2013	Subscriptions	Redemptions	(Loss)	September 30, 2014	December 31, 2014	Subscriptions	Redemptions	(Loss)	September 30, 2015
Class A	$155,214,109	$9,326,388	$(49,420,852)	$3,324,052	$118,443,697	$124,393,069	$9,956,251	$(9,751,003)	$(2,032,547)	$122,565,770
Class C	460,460,237	50,505,232	(83,818,041)	7,905,922	435,053,350	466,870,415	51,303,065	(29,817,951)	(11,761,646)	476,593,883
Class D	85,498,186	6,729,000	(26,977,807)	2,719,912	67,969,291	73,228,701	6,889,478	(3,507,874)	(371,374)	76,238,931
Class I	85,244,114	4,028,721	(31,633,165)	1,731,039	59,370,709	62,368,274	6,371,333	(7,240,157)	(967,542)	60,531,908
Class DS**	50,584,682	6,685,510	(16,114,795)	1,606,881	42,762,278	43,919,926	463,567	(44,791,393)	407,900	—
Class DT	14,111,527	—	(3,200,237)	503,551	11,414,841	11,818,184	2,598,982	(2,339,090)	102,986	12,181,062
Class M	47,512,048	55,063,389	(11,643,724)	3,512,855	94,444,568	107,401,709	21,762,359	(14,888,721)	(1,021,301)	113,254,046
Class F	46,554,511	—	—	2,096,180	48,650,691	53,188,258	—	—	93,988	53,282,246
Class F1	33,169,991	—	—	1,493,523	34,663,514	37,896,521	—	—	66,966	37,963,487
Class DI*	—	—	—	—	—	—	108,299,930	(3,931,258)	(3,360,527)	101,008,145

Total Members’ Capital	$978,349,405	$132,338,240	$(222,808,621)	$24,893,915	$912,772,939	$981,085,057	$207,644,965	$(116,267,447)	$(18,843,097)	$1,053,619,478

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DT	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period or at the time of offer	$1.8757	$1.6919	$2.0204	$1.9402	$2.1672	$1.1352	$1.1192	$1.1468	$0.9485

Net realized and net change in unrealized trading profit (loss)	0.0503	0.0453	0.0542	0.0520	0.0582	0.0305	0.0301	0.0308	0.0255
Brokerage commissions	(0.0005)	(0.0005)	(0.0006)	(0.0005)	(0.0006)	(0.0003)	(0.0003)	(0.0003)	(0.0003)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0179)	(0.0203)	(0.0115)	(0.0166)	(0.0096)	(0.0065)	(0.0037)	(0.0037)	(0.0054)

Net asset value, end of period	$1.9076	$1.7164	$2.0625	$1.9751	$2.2152	$1.1589	$1.1453	$1.1736	$0.9683

Total Return: (a) (d)

Total return before Performance fees	1.70%	1.45%	2.09%	1.80%	2.21%	2.09%	2.33%	2.34%	2.08%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	1.70%	1.45%	2.09%	1.80%	2.21%	2.09%	2.33%	2.34%	2.08%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.94%	1.19%	0.57%	0.84%	0.44%	0.57%	0.32%	0.32%	0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.57%	0.84%	0.44%	0.57%	0.32%	0.32%	0.57%

Net investment income (loss) (excluding Performance fees)	-0.94%	-1.19%	-0.57%	-0.84%	-0.44%	-0.57%	-0.32%	-0.32%	-0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.94%	-1.19%	-0.57%	-0.84%	-0.44%	-0.57%	-0.32%	-0.32%	-0.57%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS**	Class DT	Class M	Class F	Class F1	Class DI*
Per Unit Operating Performance:

Net asset value, beginning of period or at the time of offer	$1.9392	$1.7580	$2.0732	$2.0018	$2.0706	$2.2127	$1.1649	$1.1433	$1.1715	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0465	0.0422	0.0497	0.0480	0.0567	0.0529	0.0279	0.0274	0.0281	(0.0119)
Brokerage commissions	(0.0015)	(0.0014)	(0.0017)	(0.0016)	(0.0007)	(0.0018)	(0.0009)	(0.0009)	(0.0009)	(0.0007)
Interest income, net	(0.0000)	(0.0000)	(0.0001)	(0.0001)	0.0000	(0.0001)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0766)	(0.0824)	(0.0586)	(0.0730)	(0.0391)	(0.0485)	(0.0330)	(0.0245)	(0.0251)	(0.0191)
Net asset value, before full redemption	1.9076	1.7164	2.0625	1.9751	2.0875	2.2152	1.1589	1.1453	1.1736	0.9683
Less redemption	—	—	—	—	2.0875	—	—	—	—	—

Net asset value, end of period	$1.9076	$1.7164	$2.0625	$1.9751	$—	$2.2152	$1.1589	$1.1453	$1.1736	$0.9683

Total Return: (a) (c)

Total return before Performance fees	-0.50%	-1.24%	0.61%	-0.20%	1.95%	0.98%	0.61%	1.37%	1.37%	-2.74%
Performance fees	-1.13%	-1.12%	-1.13%	-1.13%	-1.13%	-0.87%	-1.13%	-1.19%	-1.19%	-0.43%
Total return after Performance fees	-1.63%	-2.36%	-0.52%	-1.33%	0.82%	0.11%	-0.52%	0.18%	0.18%	-3.17%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	2.82%	3.57%	1.69%	2.52%	1.67%	1.32%	1.69%	0.94%	0.94%	1.70%
Performance fees	1.10%	1.10%	1.10%	1.10%	1.10%	0.84%	1.10%	1.16%	1.16%	0.42%
Expenses (including Performance fees)	3.92%	4.67%	2.79%	3.62%	2.77%	2.16%	2.79%	2.10%	2.10%	2.12%

Net investment income (loss) (excluding Performance fees)	-2.82%	-3.57%	-1.69%	-2.52%	-1.67%	-1.32%	-1.69%	-0.94%	-0.94%	-1.70%
Performance fees	-1.10%	-1.10%	-1.10%	-1.10%	-1.10%	-0.84%	-1.10%	-1.16%	-1.16%	-0.42%
Net investment income (loss) (including Performance fees)	-3.92%	-4.67%	-2.79%	-3.62%	-2.77%	-2.16%	-2.79%	-2.10%	-2.10%	-2.12%

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

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1
Per Unit Operating Performance:

Net asset value, beginning of period or at the time of offer	$1.7787	$1.6206	$1.8874	$1.8325	$1.8850	$1.9984	$1.0605	$1.0363	$1.0619

Net realized and net change in unrealized trading profit (loss)	0.0256	0.0233	0.0273	0.0264	0.0273	0.0289	0.0153	0.0150	0.0154
Brokerage commissions	(0.0006)	(0.0005)	(0.0006)	(0.0006)	(0.0006)	(0.0006)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0002)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0194)	(0.0218)	(0.0138)	(0.0183)	(0.0137)	(0.0115)	(0.0077)	(0.0051)	(0.0053)

Net asset value, end of period	$1.7841	$1.6214	$1.9001	$1.8398	$1.8978	$2.0150	$1.0677	$1.0458	$1.0716

Total Return: (a) (d)

Total return before Performance fees	0.47%	0.22%	0.84%	0.57%	0.84%	0.97%	0.84%	1.10%	1.10%
Performance fees/other (b)	-0.18%	-0.18%	-0.18%	-0.18%	-0.18%	-0.15%	-0.18%	-0.20%	-0.20%
Total return after Performance fees	0.29%	0.04%	0.66%	0.39%	0.66%	0.82%	0.66%	0.90%	0.90%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.94%	1.19%	0.57%	0.84%	0.57%	0.44%	0.57%	0.32%	0.32%
Performance fees (b)	0.17%	0.17%	0.17%	0.17%	0.17%	0.15%	0.17%	0.19%	0.19%
Expenses (including Performance fees)	1.11%	1.36%	0.74%	1.01%	0.74%	0.59%	0.74%	0.51%	0.51%

Net investment income (loss) (excluding Performance fees)	-0.94%	-1.20%	-0.57%	-0.84%	-0.57%	-0.44%	-0.57%	-0.32%	-0.32%
Performance fees	-0.17%	-0.17%	-0.17%	-0.17%	-0.17%	-0.15%	-0.17%	-0.19%	-0.19%
Net investment income (loss) (including Performance fees)	-1.11%	-1.37%	-0.74%	-1.01%	-0.74%	-0.59%	-0.74%	-0.51%	-0.51%

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

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1
Per Unit Operating Performance:

Net asset value, beginning of period or at the time of offer	$1.7385	$1.5919	$1.8309	$1.7875	$1.8286	$1.9307	$1.0288	$1.0007	$1.0254

Net realized and net change in unrealized trading profit (loss)	0.1135	0.1034	0.1203	0.1169	0.1202	0.1273	0.0676	0.0661	0.0677
Brokerage commissions	(0.0017)	(0.0015)	(0.0018)	(0.0017)	(0.0018)	(0.0019)	(0.0010)	(0.0010)	(0.0010)
Interest income, net	(0.0008)	(0.0007)	(0.0008)	(0.0008)	(0.0008)	(0.0009)	(0.0005)	(0.0005)	(0.0005)
Expenses	(0.0654)	(0.0717)	(0.0485)	(0.0621)	(0.0484)	(0.0402)	(0.0272)	(0.0195)	(0.0200)

Net asset value, end of period	$1.7841	$1.6214	$1.9001	$1.8398	$1.8978	$2.0150	$1.0677	$1.0458	$1.0716

Total Return: (a) (d)

Total return before Performance fees	3.58%	2.81%	4.75%	3.89%	4.75%	5.15%	4.75%	5.55%	5.55%
Performance fees/other (b)	-0.96%	-0.96%	-0.96%	-0.96%	-0.96%	-0.77%	-0.96%	-1.02%	-1.02%
Total return after Performance fees	2.62%	1.85%	3.79%	2.93%	3.79%	4.38%	3.79%	4.53%	4.53%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	2.84%	3.59%	1.72%	2.54%	1.72%	1.34%	1.72%	0.96%	0.96%
Performance fees (b)	0.95%	0.95%	0.95%	0.95%	0.95%	0.76%	0.95%	1.01%	1.01%
Expenses (including Performance fees)	3.79%	4.54%	2.67%	3.49%	2.67%	2.10%	2.67%	1.97%	1.97%

Net investment income (loss) (excluding Performance fees)	-2.84%	-3.59%	-1.71%	-2.54%	-1.71%	-1.34%	-1.71%	-0.96%	-0.96%
Performance fees	-0.95%	-0.95%	-0.95%	-0.95%	-0.95%	-0.76%	-0.95%	-1.01%	-1.01%
Net investment income (loss) (including Performance fees)	-3.79%	-4.54%	-2.66%	-3.49%	-2.66%	-2.10%	-2.66%	-1.97%	-1.97%

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates, or third parties, as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2015 and December 31, 2014 and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2015 and December 31, 2014, are as follows:

September 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	569	$(400,874)	-0.04%	(4,694)	$(250,193)	-0.02%	$(651,067)	-0.06%	October 2015 - April 2016
Currencies - Futures	247	(114,414)	-0.01%	(3,013)	385,621	0.04%	271,207	0.03%	December 2015
Currencies - Forwards*	456,880,286	(8,243,738)	-0.78%	(334,062,790)	1,375,723	0.13%	(6,868,015)	-0.65%	October 2015 - March 2016
Energy	208	14,666	0.00%	(2,519)	2,786,622	0.26%	2,801,288	0.26%	October 2015 - December 2015
Interest rates	45,410	28,873,091	2.74%	—	—	0.00%	28,873,091	2.74%	December 2015 - December 2018
Metals	260	(264,225)	-0.03%	(2,114)	2,902	0.00%	(261,323)	-0.03%	November 2015 - January 2016
Stock indices	44	(30,953)	0.00%	(1,566)	2,516,505	0.24%	2,485,552	0.24%	October 2015 - December 2015

Total		$19,833,553	1.88%		$6,817,180	0.65%	$26,650,733	2.53%

December 31, 2014

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,421	$(785,953)	-0.08%	(1,158)	$1,472,959	0.15%	$687,006	0.07%	January 2015 - May 2015
Currencies - Futures	45	82,921	0.01%	(4,699)	6,871,456	0.70%	6,954,377	0.71%	March 2015
Currencies - Forwards*	332,199,304	(8,001,592)	-0.82%	(212,084,481)	3,455,991	0.35%	(4,545,601)	-0.47%	January 2015 - June 2015
Energy	322	(3,058,740)	-0.31%	(847)	6,738,494	0.69%	3,679,754	0.38%	January 2015 - March 2015
Interest rates	25,193	13,192,799	1.34%	(189)	(39,367)	0.00%	13,153,432	1.34%	March 2015 - March 2018
Metals	896	(3,038,004)	-0.31%	(1,377)	3,249,905	0.33%	211,901	0.02%	January 2015 - April 2015
Stock indices	4,101	6,699,726	0.68%	(193)	(738,571)	-0.08%	5,961,155	0.60%	January 2015 - March 2015

Total		$5,091,157	0.51%		$21,010,867	2.14%	$26,102,024	2.65%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2015 or the year ended December 31, 2014.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$40,839,609	$40,283,524	$556,085	$—
Forwards	4,633,751	—	4,633,751	—
	$45,473,360	$40,283,524	$5,189,836	$—

Liabilities
Futures	$7,320,861	$6,539,103	$781,758	$—
Forwards	11,501,766	—	11,501,766	—
	$18,822,627	$6,539,103	$12,283,524	$—

September 30, 2015	$26,650,733	$33,744,421	$(7,093,688)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$44,175,968	$41,776,309	$2,399,659	$—
Forwards	4,533,927	—	4,533,927	—
	$48,709,895	$41,776,309	$6,933,586	$—

Liabilities
Futures	$13,528,343	$10,463,309	$3,065,034	$—
Forwards	9,079,528	—	9,079,528	—
	$22,607,871	$10,463,309	$12,144,562	$—

December 31, 2014	$26,102,024	$31,313,000	$(5,210,976)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments are disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2015 and 2014:

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$1,852,111	$416,705
Currencies	(14,765,567)	(12,042,074)
Energy	22,074,055	8,728,628
Interest rates	30,471,791	31,781,874
Metals	11,627,569	5,982,689
Stock indices	(23,370,350)	(12,940,827)

Total, net	$27,889,609	$21,926,995

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(10,514,411)	$(13,938,598)
Currencies	(2,945,765)	2,256,754
Energy	3,604,045	5,051,083
Interest rates	16,320,641	66,158,060
Metals	7,973,521	(4,283,413)
Stock indices	(1,280,411)	5,630,054

Total, net	$13,157,620	$60,873,940

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

5.              RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2015.

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2015, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets.  The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2015, and 2014 amounted to $133,555 and $46,173, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2015 and 2014 amounted to $398,643 and $141,963, respectively, of which $129,574 and $34,694 was payable to the Transfer Agent as of September 30, 2015 and December 31, 2014, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.7319	$1.6967	$1.7075	$1.7329	$1.7016	$1.7214	$1.7247	$1.7487	$1.7555	$1.7791	$1.7747	$1.7787	$1.7593	$1.7340	$1.7722	$1.7992	$1.7656	$1.7841
2015	$1.9671	$1.9900	$1.9613	$1.9857	$2.0058	$2.0193	$2.0377	$1.9453	$1.9201	$1.9422	$1.8839	$1.8757	$1.9157	$1.9426	$1.9122	$1.8463	$1.8606	$1.9076

MONTH-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.5851	$1.5523	$1.5615	$1.5841	$1.5548	$1.5722	$1.5746	$1.5959	$1.6014	$1.6223	$1.6175	$1.6206	$1.6022	$1.5785	$1.6126	$1.6365	$1.6052	$1.6214
2015	$1.7825	$1.8025	$1.7758	$1.7971	$1.8145	$1.8260	$1.8418	$1.7576	$1.7341	$1.7534	$1.7000	$1.6919	$1.7272	$1.7508	$1.7226	$1.6626	$1.6747	$1.7164

MONTH-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.8250	$1.7891	$1.8016	$1.8296	$1.7976	$1.8197	$1.8244	$1.8509	$1.8592	$1.8854	$1.8819	$1.8874	$1.8679	$1.8422	$1.8840	$1.9139	$1.8793	$1.9001
2015	$2.1043	$2.1301	$2.1007	$2.1281	$2.1510	$2.1669	$2.1879	$2.0901	$2.0643	$2.0894	$2.0279	$2.0204	$2.0647	$2.0950	$2.0635	$1.9937	$2.0103	$2.0625

MONTH-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.7809	$1.7451	$1.7565	$1.7829	$1.7510	$1.7716	$1.7754	$1.8004	$1.8076	$1.8323	$1.8280	$1.8325	$1.8128	$1.7870	$1.8267	$1.8548	$1.8205	$1.8398
2015	$2.0310	$2.0549	$2.0257	$2.0512	$2.0723	$2.0866	$2.1059	$2.0108	$1.9851	$2.0083	$1.9483	$1.9402	$1.9818	$2.0100	$1.9788	$1.9110	$1.9261	$1.9751

MONTH-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.8228	$1.7869	$1.7994	$1.8273	$1.7954	$1.8174	$1.8221	$1.8486	$1.8569	$1.8831	$1.8795	$1.8850	$1.8656	$1.8399	$1.8817	$1.9115	$1.8770	$1.8978
2015	$2.1017	$2.1274	$2.0981	$2.1255	$2.1484	$2.1642	$2.1852	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA

MONTH-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.9249	$1.8875	$1.9010	$1.9309	$1.8976	$1.9213	$1.9266	$1.9560	$1.9657	$1.9956	$1.9919	$1.9984	$1.9783	$1.9514	$1.9961	$2.0298	$1.9919	$2.0150
2015	$2.2484	$2.2781	$2.2451	$2.2767	$2.3031	$2.3216	$2.3460	$2.2402	$2.2130	$2.2404	$2.1749	$2.1672	$2.2153	$2.2483	$2.2149	$2.1404	$2.1587	$2.2152

MONTH-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.0255	$1.0053	$1.0123	$1.0280	$1.0101	$1.0225	$1.0251	$1.0400	$1.0447	$1.0594	$1.0574	$1.0605	$1.0495	$1.0351	$1.0586	$1.0754	$1.0559	$1.0677
2015	$1.1824	$1.1969	$1.1804	$1.1958	$1.2086	$1.2176	$1.2294	$1.1744	$1.1599	$1.1740	$1.1394	$1.1352	$1.1601	$1.1772	$1.1594	$1.1202	$1.1296	$1.1589

MONTH-END NET ASSET VALUE PER UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$0.9979	$0.9787	$0.9859	$1.0017	$0.9846	$0.9971	$1.0001	$1.0149	$1.0198	$1.0346	$1.0330	$1.0363	1.0261	1.0124	1.0358	1.0526	1.034	1.0458
2015	$1.1609	$1.1755	$1.1597	$1.1752	$1.1883	$1.1974	$1.2095	$1.1559	$1.1421	$1.1564	$1.1229	$1.1192	$1.1442	$1.1615	$1.1445	$1.1062	$1.1159	$1.1453

MONTH-END NET ASSET VALUE PER UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.0225	$1.0028	$1.0102	$1.0264	$1.0089	$1.0217	$1.0247	$1.0400	$1.0450	$1.0601	$1.0584	$1.0619	1.0514	1.0373	1.0613	1.0785	1.0595	1.0716
2015	$1.1895	$1.2045	$1.1883	$1.2042	$1.2176	$1.2270	$1.2393	$1.1844	$1.1702	$1.1850	$1.1505	$1.1468	$1.1724	$1.1901	$1.1727	$1.1335	$1.1434	$1.1736

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
2015	NA	NA	$0.9862	$0.9991	$1.0098	$1.0173	$1.0272	$0.9812	$0.9691	$0.9809	$0.9520	$0.9485	$0.9693	$0.9835	$0.9687	$0.9360	$0.9438	$0.9683

Liquidity and Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash with the brokers. Changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit or loss potential might increase.  Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

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

For the nine month period ended September 30, 2015, Fund capital increased 7.39% from $981,085,057 to $1,053,619,478.  This increase was attributable to the net loss from operations of $18,843,097 coupled with the redemption of 67,095,556 redeemable Units resulting in an outflow of $116,267,447.  The cash outflow was offset with cash inflow of $207,644,965 due to subscriptions of 169,224,442 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The current short term interest rates have remained extremely low when compared with historical rates and thus have contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each member is individually responsible for reporting income or loss based on such member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2015 to September 30, 2015

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

July 1, 2015 to September 30, 2015

The Fund experienced a net trading profit of $27,889,609 before brokerage commissions and related fees in the third quarter of 2015. The Fund’s profits were primarily attributable to the interest rate, energy, metals and agriculture sectors. The currency and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. In July, gains came from short term interest rates. Profits were posted to the Fund in the middle of the quarter as the Fund’s losses in stock indices and currencies were offset by gains in bonds. Profits were posted to the Fund at the end of the quarter due to the Fund’s retracement of stock markets which was accompanied by a rise in fixed income. This meant the Fund’s long exposure to government bonds and short-term rates was the main driver of September’s profits.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Strong performance from the Fund’s energy positions overturned the sector’s year-to-date losses. Losses were posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter. Energy markets continued to be big contributors to movements in the Fund, with short exposure to crude oil prices leading the energy sector to deliver profits.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s short positions in gold, which benefitted from the metal’s slide. Losses were posted to the Fund in the middle of the quarter due to the Fund’s position in precious metals.  Profits were posted to the Fund at the end of the quarter.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Profits were posted to the Fund in the middle of the quarter. Losses were posted to the Fund at the end of the quarter. Both corn and wheat rallied in September, meaning that the Fund’s recently enlarged short positions made losses.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Losses were posted to the Fund in the middle of the quarter. Currencies were one of the worst performing sectors driven mainly by the Euro and Chinese yuan. Losses were posted to the Fund at the end of the quarter.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Losses were posted to the Fund in the middle of the quarter as the indices were one of the worst performing sectors driven mainly by the S&P500. Profits were posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2015 and 2014 the Fund’s average capitalization was $1,061,144,115 and $937,788,872, respectively.

September 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$8,233,838	0.78%	$13,834,885	$3,235,106
Currencies	7,982,155	0.75%	15,759,994	2,206,360
Energy	3,593,820	0.34%	5,524,077	2,095,033
Interest Rates	39,295,041	3.70%	56,151,635	24,738,289
Metals	7,890,478	0.74%	12,058,917	2,833,120
Stock Indices	10,937,070	1.03%	17,645,825	4,589,159

TOTAL	$77,932,402	7.34%	$120,975,333	$39,697,067

September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$23,753,943	2.53%	$34,166,175	$13,986,470
Currencies	6,456,389	0.69%	8,403,134	5,146,393
Energy	5,978,825	0.64%	13,688,692	1,909,127
Interest Rates	18,775,761	2.00%	32,950,906	3,754,274
Metals	12,777,078	1.36%	18,605,442	8,246,417
Stock Indices	12,819,964	1.37%	20,862,873	6,278,996

TOTAL	$80,561,960	8.59%	$128,677,222	$39,321,677

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector. There have been no material changes at September 30, 2015.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014. There have been no material changes at September 30, 2015.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$700,697	361,333	$1.9392
1/16/2015	50,365	25,604	1.9671
2/1/2015	19,500	9,799	1.9900
2/16/2015	452,800	230,867	1.9613
3/1/2015	661,760	333,263	1.9857
3/16/2015	908,067	452,720	2.0058
4/1/2015	1,523,623	754,530	2.0193
4/16/2015	247,595	121,507	2.0377
5/01/2015	499,660	256,855	1.9453
5/16/2015	118,200	61,559	1.9201
6/01/2015	620,165	319,311	1.9422
6/16/2015	687,604	364,990	1.8839
7/01/2015	576,500	307,352	1.8757
7/16/2015	255,275	133,254	1.9157
8/01/2015	1,045,180	538,032	1.9426
8/16/2015	291,390	152,385	1.9122
9/01/2015	778,920	421,882	1.8463
9/16/2015	518,950	278,915	1.8606
10/01/2015	307,291	161,088	1.9076

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$1,154,000	656,428	$1.7580
1/16/2015	526,000	295,091	1.7825
2/1/2015	1,262,328	700,321	1.8025
2/16/2015	979,277	551,457	1.7758
3/1/2015	2,654,240	1,476,957	1.7971
3/16/2015	3,142,652	1,731,966	1.8145
4/1/2015	5,351,132	2,930,522	1.8260
4/16/2015	3,537,907	1,920,896	1.8418
5/01/2015	3,430,861	1,952,015	1.7576
5/16/2015	6,344,516	3,658,679	1.7341
6/01/2015	9,229,000	5,263,488	1.7534
6/16/2015	3,187,000	1,874,705	1.7000
7/01/2015	2,917,780	1,724,558	1.6919
7/16/2015	2,398,000	1,388,375	1.7272
8/01/2015	1,123,000	641,421	1.7508
8/16/2015	1,891,372	1,097,975	1.7226
9/01/2015	967,000	581,619	1.6626
9/16/2015	1,207,000	720,726	1.6747
10/01/2015	1,975,022	1,150,677	1.7164

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$500,000	241,173	$2.0732
1/16/2015	—	—	2.1043
2/1/2015	500,000	234,731	2.1301
2/16/2015	—	—	2.1007
3/1/2015	175,000	82,233	2.1281
3/16/2015	—	—	2.1510
4/1/2015	—	—	2.1669
4/16/2015	200,000	91,412	2.1879
5/01/2015	500,100	239,271	2.0901
5/16/2015	—	—	2.0643
6/01/2015	—	—	2.0894
6/16/2015	—	—	2.0279
7/01/2015	4,328,955	2,142,623	2.0204
7/16/2015	—	—	2.0647
8/01/2015	—	—	2.0950
8/16/2015	—	—	2.0635
9/01/2015	—	—	1.9937
9/16/2015	685,423	340,955	2.0103
10/01/2015	—	—	2.0625

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$20,000	9,991	$2.0018
1/16/2015	—	—	2.0310
2/1/2015	25,000	12,166	2.0549
2/16/2015	—	—	2.0257
3/1/2015	1,792,733	873,992	2.0512
3/16/2015	150,000	72,384	2.0723
4/1/2015	178,000	85,306	2.0866
4/16/2015	35,000	16,620	2.1059
5/01/2015	1,524,975	758,392	2.0108
5/16/2015	560,000	282,102	1.9851
6/01/2015	249,750	124,359	2.0083
6/16/2015	50,000	25,663	1.9483
7/01/2015	449,250	231,548	1.9402
7/16/2015	200,000	100,919	1.9818
8/01/2015	24,625	12,251	2.0100
8/16/2015	75,000	37,902	1.9788
9/01/2015	154,000	80,586	1.9110
9/16/2015	883,000	458,439	1.9261
10/01/2015	833,696	422,103	1.9751

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$2.0706
1/16/2015	—	—	2.1017
2/1/2015	463,567	217,903	2.1274
2/16/2015	—	—	2.0981
3/1/2015	—	—	2.1255
3/16/2015	—	—	2.1484
4/1/2015	—	—	2.1642
4/16/2015	—	—	2.1852
5/01/2015	—	—	—
5/16/2015	—	—	—
6/01/2015	—	—	—
6/16/2015	—	—	—
7/01/2015	—	—	—
7/16/2015	—	—	—
8/01/2015	—	—	—
8/16/2015	—	—	—
9/01/2015	—	—	—
9/16/2015	—	—	—
10/01/2015	—	—	—

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$2.2127
1/16/2015	—	—	2.2484
2/1/2015	81,606	35,822	2.2781
2/16/2015	—	—	2.2451
3/1/2015	—	—	2.2767
3/16/2015	—	—	2.3031
4/1/2015	—	—	2.3216
4/16/2015	—	—	2.3460
5/01/2015	—	—	2.2402
5/16/2015	—	—	2.2130
6/01/2015	—	—	2.2404
6/16/2015	—	—	2.1749
7/01/2015	—	—	2.1672
7/16/2015	—	—	2.2153
8/01/2015	116,181	51,675	2.2483
8/16/2015	—	—	2.2149
9/01/2015	2,401,195	1,121,844	2.1404
9/16/2015	—	—	2.1587
10/01/2015	—	—	2.2152

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$1,650,000	1,416,431	$1.1649
1/16/2015	325,000	274,865	1.1824
2/1/2015	900,000	751,943	1.1969
2/16/2015	230,000	194,849	1.1804
3/1/2015	2,185,000	1,827,229	1.1958
3/16/2015	255,000	210,987	1.2086
4/1/2015	1,843,000	1,513,633	1.2176
4/16/2015	380,000	309,094	1.2294
5/01/2015	1,997,000	1,700,443	1.1744
5/16/2015	1,458,000	1,257,005	1.1599
6/01/2015	2,636,000	2,245,315	1.1740
6/16/2015	680,000	596,805	1.1394
7/01/2015	1,315,000	1,158,386	1.1352
7/16/2015	1,407,000	1,212,826	1.1601
8/01/2015	1,692,609	1,437,826	1.1772
8/16/2015	328,549	283,379	1.1594
9/01/2015	1,378,056	1,230,187	1.1202
9/16/2015	1,102,145	975,695	1.1296
10/01/2015	561,000	484,080	1.1589

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$1.1433
1/16/2015	—	—	1.1609
2/1/2015	—	—	1.1755
2/16/2015	—	—	1.1597
3/1/2015	—	—	1.1752
3/16/2015	—	—	1.1883
4/1/2015	—	—	1.1974
4/16/2015	—	—	1.2095
5/01/2015	—	—	1.1559
5/16/2015	—	—	1.1421
6/01/2015	—	—	1.1564
6/16/2015	—	—	1.1229
7/01/2015	—	—	1.1192
7/16/2015	—	—	1.1442
8/01/2015	—	—	1.1615
8/16/2015	—	—	1.1445
9/01/2015	—	—	1.1062
9/16/2015	—	—	1.1159
10/01/2015	—	—	1.1453

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$1.1715
1/16/2015	—	—	1.1895
2/1/2015	—	—	1.2045
2/16/2015	—	—	1.1883
3/1/2015	—	—	1.2042
3/16/2015	—	—	1.2176
4/1/2015	—	—	1.2270
4/16/2015	—	—	1.2393
5/01/2015	—	—	1.1844
5/16/2015	—	—	1.1702
6/01/2015	—	—	1.1850
6/16/2015	—	—	1.1505
7/01/2015	—	—	1.1468
7/16/2015	—	—	1.1724
8/01/2015	—	—	1.1901
8/16/2015	—	—	1.1727
9/01/2015	—	—	1.1335
9/16/2015	—	—	1.1434
10/01/2015	—	—	1.1736

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/1/2015	$—	—	$—
1/16/2015	—	—	—
2/1/2015	102,885,619	102,885,619	1.0000
2/16/2015	1,123,768	1,139,493	0.9862
3/1/2015	—	—	0.9991
3/16/2015	1,078,574	1,068,107	1.0098
4/1/2015	1,391,730	1,368,063	1.0173
4/16/2015	—	—	1.0272
5/01/2015	724,329	738,207	0.9812
5/16/2015	—	—	0.9691
6/01/2015	—	—	0.9809
6/16/2015	251,908	264,608	0.9520
7/01/2015	844,002	889,828	0.9485
7/16/2015	—	—	0.9693
8/01/2015	—	—	0.9835
8/16/2015	—	—	0.9687
9/01/2015	—	—	0.9360
9/16/2015	—	—	0.9438
10/01/2015	—	—	0.9683

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DI Units, Class DT Units, Class F1 Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 13, 2015	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)