Form 10-Q
period 2016-03-31
ML Winton FuturesAccess LLC
filed 2016-05-13
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, 652,917,153 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2016 ON FORM 10-Q

Table of Contents

PART I—FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $78,823,587 for 2016 and $96,102,994 for 2015)	$998,728,149	$1,040,573,314
Unrealized profit on open futures contracts	21,670,172	22,033,208
Unrealized profit on open forwards contracts	12,243,691	4,751,569
Cash and cash equivalents	558,109	518,196
Other assets	137,504	64,608

TOTAL ASSETS	$1,033,337,625	$1,067,940,895

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$7,034	$7,009
Sponsor and Advisory fees payable	2,769,580	2,846,826
Redemptions payable	2,672,034	18,980,515
Unrealized loss on open futures contracts	20,869,018	14,613,804
Unrealized loss on open forwards contracts	5,683,918	6,680,274
Other liabilities	621,608	669,369

Total liabilities	32,623,192	43,797,797

MEMBERS’ CAPITAL:
Members’ Capital (652,917,153 Units and 679,544,349 Units outstanding; unlimited Units authorized)	1,000,714,433	1,024,143,098
Total Members’ Capital	1,000,714,433	1,024,143,098

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,033,337,625	$1,067,940,895

NET ASSET VALUE PER UNIT:

Class A	$1.9358	$1.9048
Class C	$1.7330	$1.7095
Class D	$2.1087	$2.0671
Class I	$2.0083	$1.9742
Class M	$1.1848	$1.1615
Class F	$1.1767	$1.1508
Class F1	$1.2057	$1.1792
Class DI	$0.9899	$0.9704

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2016	2015
TRADING PROFIT (LOSS):

Realized, net	$25,045,686	$66,569,286
Change in unrealized, net	1,870,228	(2,443,939)
Brokerage commissions	(243,144)	(259,900)

Total trading profit (loss), net	26,672,770	63,865,447

INVESTMENT INCOME (EXPENSE):
Interest, net	403,988	(1,111)

EXPENSES:
Management fee	4,968,271	5,188,130
Sponsor fee	3,604,442	3,642,320
Performance fee	12,169	11,590,474
Other	522,027	554,767
Total expenses	9,106,909	20,975,691

NET INVESTMENT INCOME (LOSS)	(8,702,921)	(20,976,802)

NET INCOME (LOSS)	$17,969,849	$42,888,645

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	63,211,341	64,054,151
Class C	269,712,698	265,395,711
Class D	33,810,930	35,747,449
Class I	28,712,439	31,167,025
Class DS*	—	21,106,304
Class DT**	—	5,331,413
Class M	99,544,862	95,010,626
Class F	46,520,691	46,520,691
Class F1	32,348,368	32,348,368
Class DI	93,095,046	69,259,842

Net income (loss) per weighted average Unit
Class A	$0.0313	$0.0803
Class C	$0.0247	$0.0681
Class D	$0.0451	$0.0936
Class I	$0.0382	$0.0849
Class DS*	$—	$0.0931
Class DT**	$—	$0.1085
Class M	$0.0260	$0.0526
Class F	$0.0259	$0.0541
Class F1	$0.0266	$0.0554
Class DI	$0.0221	$0.0262

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units			Members’ Units March	Members’ Units			Members’ Units March
	December 31, 2014	Subscriptions	Redemptions	31, 2015	December 31, 2015	Subscriptions	Redemptions	31, 2016
Class A	64,145,923	1,413,586	(2,076,230)	63,483,279	63,179,258	1,269,892	(1,847,313)	62,601,837
Class C	265,575,955	5,412,220	(6,283,559)	264,704,616	272,305,731	3,313,695	(9,737,602)	265,881,824
Class D	35,322,377	558,137	—	35,880,514	36,603,739	917,642	(7,106,927)	30,414,454
Class I	31,155,649	968,533	(635,791)	31,488,391	29,501,569	499,296	(1,893,603)	28,107,262
Class DS**	21,211,500	217,903	(935,483)	20,493,920	—	—	—	—
Class DT***	5,341,053	35,822	(150,427)	5,226,448	—	—	—	—
Class M	92,200,321	4,676,304	(306,979)	96,569,646	102,050,874	4,526,232	(7,744,291)	98,832,815
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI*	—	105,093,219	(168,588)	104,924,631	97,034,119	—	(8,824,217)	88,209,902

Total Members’ Units	593,821,837	118,375,724	(10,557,057)	701,640,504	679,544,349	10,526,757	(37,153,953)	652,917,153

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Members’ Capital				Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	March 31, 2015	December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	March 31, 2016
Class A	$124,393,069	$2,793,189	$(4,136,642)	$5,143,728	$128,193,344	$120,342,696	$2,481,160	$(3,621,690)	$1,981,638	$121,183,804
Class C	466,870,415	9,718,497	(11,318,810)	18,079,622	483,349,724	465,517,528	5,819,133	(17,208,424)	6,651,590	460,779,827
Class D	73,228,701	1,175,000	—	3,345,915	77,749,616	75,664,376	2,000,000	(15,054,585)	1,523,917	64,133,708
Class I	62,368,274	1,987,733	(1,296,781)	2,644,654	65,703,880	58,240,855	993,817	(3,882,214)	1,095,515	56,447,973
Class DS**	43,919,926	463,567	(1,996,249)	1,965,783	44,353,027	—	—	—	—	—
Class DT***	11,818,184	81,606	(344,716)	578,601	12,133,675	—	—	—	—	—
Class M	107,401,709	5,545,000	(370,368)	5,002,194	117,578,535	118,530,695	5,355,937	(9,378,259)	2,591,475	117,099,848
Class F	53,188,258	—	—	2,517,341	55,705,599	53,536,345	—	—	1,205,971	54,742,316
Class F1	37,896,521	—	—	1,793,600	39,690,121	38,144,532	—	—	859,251	39,003,783
Class DI*	—	105,087,961	(166,723)	1,817,207	106,738,445	94,166,071	—	(8,903,389)	2,060,492	87,323,174

Total Members’ Capital	$981,085,057	$126,852,553	$(19,630,289)	$42,888,645	$1,131,195,966	$1,024,143,098	$16,650,047	$(58,048,561)	$17,969,849	$1,000,714,433

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period	$1.9048	$1.7095	$2.0671	$1.9742	$1.1615	$1.1508	$1.1792	$0.9704

Net realized and net change in unrealized trading profit (loss)	0.0489	0.0440	0.0530	0.0507	0.0298	0.0295	0.0302	0.0249
Brokerage commissions	(0.0005)	(0.0004)	(0.0005)	(0.0005)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Interest income, net	0.0008	0.0007	0.0008	0.0008	0.0005	0.0005	0.0005	0.0004
Expenses	(0.0182)	(0.0208)	(0.0117)	(0.0169)	(0.0067)	(0.0038)	(0.0039)	(0.0056)

Net asset value, end of period	$1.9358	$1.7330	$2.1087	$2.0083	$1.1848	$1.1767	$1.2057	$0.9899

Total Return: (a) (c)

Total return before Performance fees	1.63%	1.38%	2.01%	1.72%	2.00%	2.26%	2.26%	2.00%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%	-0.01%	0.00%
Total return after Performance fees	1.63%	1.38%	2.01%	1.72%	2.00%	2.25%	2.25%	2.00%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.93%	1.18%	0.55%	0.83%	0.55%	0.30%	0.30%	0.55%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.00%
Expenses (including Performance fees)	0.93%	1.18%	0.55%	0.83%	0.55%	0.31%	0.31%	0.55%

Net investment income (loss) (excluding Performance fees)	-0.88%	-1.14%	-0.51%	-0.78%	-0.51%	-0.26%	-0.26%	-0.51%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%	-0.01%	0.00%
Net investment income (loss) (including Performance fees)	-0.88%	-1.14%	-0.51%	-0.78%	-0.51%	-0.27%	-0.27%	-0.51%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M	Class F	Class F1	Class DI (e)
Per Unit Operating Performance:

Net asset value, beginning of period or at the time of offer	$1.9392	$1.7580	$2.0732	$2.0018	$2.0706	$2.2127	$1.1649	$1.1433	$1.1715	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.1210	0.1096	0.1295	0.1249	0.1294	0.1384	0.0728	0.0715	0.0732	0.0255
Brokerage commissions	(0.0005)	(0.0004)	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0404)	(0.0412)	(0.0353)	(0.0396)	(0.0353)	(0.0290)	(0.0198)	(0.0171)	(0.0174)	(0.0080)

Net asset value, end of period	$2.0193	$1.8260	$2.1669	$2.0866	$2.1642	$2.3216	$1.2176	$1.1974	$1.2270	$1.0173

Total Return: (a) (d)

Total return before Performance fees	5.26%	5.00%	5.65%	5.36%	5.65%	5.79%	5.65%	5.92%	5.92%	2.16%
Performance fees	-1.13%	-1.13%	-1.13%	-1.12%	-1.13%	-0.87%	-1.13%	-1.19%	-1.18%	-0.43%
Total return after Performance fees	4.13%	3.87%	4.52%	4.24%	4.52%	4.92%	4.52%	4.73%	4.74%	1.73%

Ratios to Average Members’ Capital: (d)

Expenses (excluding Performance fees) (b)	0.93%	1.19%	0.56%	0.83%	0.56%	0.43%	0.56%	0.30%	0.30%	0.56%
Performance fees	1.11%	1.11%	1.11%	1.11%	1.11%	0.85%	1.11%	1.16%	1.16%	0.43%
Expenses (including Performance fees)	2.04%	2.30%	1.67%	1.94%	1.67%	1.28%	1.67%	1.46%	1.46%	0.99%

Net investment income (loss) (excluding Performance fees)	-0.93%	-1.19%	-0.56%	-0.83%	-0.56%	-0.43%	-0.56%	-0.30%	-0.30%	-0.56%
Performance fees	-1.11%	-1.11%	-1.11%	-1.11%	-1.11%	-0.85%	-1.11%	-1.16%	-1.16%	-0.43%
Net investment income (loss) (including Performance fees)	-2.04%	-2.30%	-1.67%	-1.94%	-1.67%	-1.28%	-1.67%	-1.46%	-1.46%	-0.99%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

(e) Units issued on February 1, 2015.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2016, the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2016 and December 31, 2015 and the results of its operations for the three month periods ended March 31, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2016 and December 31, 2015, are as follows:

March 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	702	$176,844	0.02%	(3,641)	$(691,965)	-0.07%	$(515,121)	-0.05%	April 2016 - September 2016
Currencies - Futures	1,714	1,187,101	0.12%	(3,150)	(7,730,541)	-0.77%	(6,543,440)	-0.65%	June 2016
Currencies - Forwards*	414,860,272	12,132,131	1.21%	(237,120,887)	(5,572,358)	-0.56%	6,559,773	0.65%	April 2016 - September 2016
Energy	—	—	0.00%	(1,520)	125,395	0.01%	125,395	0.01%	April 2016 - June 2016
Interest rates	23,104	11,074,235	1.11%	(1,621)	(825,455)	-0.08%	10,248,780	1.03%	June 2016 - March 2019
Metals	582	(738,899)	-0.07%	(711)	(1,439,753)	-0.14%	(2,178,652)	-0.21%	May 2016 - July 2016
Stock indices	2,362	3,848,970	0.38%	(1,424)	(4,184,778)	-0.42%	(335,808)	-0.04%	April 2016 - June 2016

Total		$27,680,382	2.77%		$(20,319,455)	-2.03%	$7,360,927	0.74%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	459	$51,979	0.01%	(3,851)	$1,311,309	0.13%	$1,363,288	0.14%	January 2016 - May 2016
Currencies - Futures	574	34,405	0.00%	(5,108)	4,418,923	0.43%	4,453,328	0.43%	March 2016
Currencies - Forwards*	461,839,319	(4,714,657)	-0.46%	(273,519,553)	2,785,952	0.27%	(1,928,705)	-0.19%	January 2016 - June 2016
Energy	—	—	0.00%	(2,601)	1,389,060	0.14%	1,389,060	0.14%	January 2016 - May 2016
Interest rates	22,577	(4,080,903)	-0.40%	(762)	(35,806)	0.00%	(4,116,709)	-0.40%	March 2016 - December 2018
Metals	327	85,008	0.01%	(2,272)	3,637,773	0.35%	3,722,781	0.36%	January 2016 - April 2016
Stock indices	2,952	1,203,351	0.12%	(1,922)	(595,695)	-0.06%	607,656	0.06%	January 2016 - March 2016

Total		$(7,420,817)	-0.72%		$12,911,516	1.26%	$5,490,699	0.54%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2016 and December 31, 2015, are as follows:

2016

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$21,670,172	$21,327,234	$342,938	$—
Forwards	12,243,691	—	12,243,691	—
	$33,913,863	$21,327,234	$12,586,629	$—

Liabilities
Futures	$20,869,018	$19,001,460	$1,867,558	$—
Forwards	5,683,918	—	5,683,918	—
	$26,552,936	$19,001,460	$7,551,476	$—

March 31, 2016	$7,360,927	$2,325,774	$5,035,153	$—

2015

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$22,033,208	$19,842,837	$2,190,371	$—
Forwards	4,751,569	—	4,751,569	—
	$26,784,777	$19,842,837	$6,941,940	$—

Liabilities
Futures	$14,613,804	$13,913,792	$700,012	$—
Forwards	6,680,274	—	6,680,274	—
	$21,294,078	$13,913,792	$7,380,286	$—

December 31, 2015	$5,490,699	$5,929,045	$(438,346)	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2016 and 2015:

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$518,584	$2,681,165
Currencies	(5,087,567)	21,037,247
Energy	7,606,678	993,969
Interest rates	50,653,534	24,689,976
Metals	(19,142,171)	(5,900,494)
Stock indices	(7,633,144)	20,623,484

Total, net	$26,915,914	$64,125,347

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the investors of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin. The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and MLI as its forwards prime broker.  Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future, enter into agreements that obligate the Fund to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of March 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets.   The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2016, and 2015 amounted to

$56,481 and $57,078, respectively, of which $60,137 and $59,827 was payable to the Transfer Agent as of March 31, 2016 and December 31, 2015, respectively.

Brokerage commissions, interest, net and sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.9671	$1.9900	$1.9613	$1.9857	$2.0058	$2.0193
2016	$1.9859	$1.9706	$1.9902	$2.0034	$1.9221	$1.9358

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.7825	$1.8025	$1.7758	$1.7971	$1.8145	$1.8260
2016	$1.7816	$1.7672	$1.7839	$1.7950	$1.7215	$1.7330

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$2.1043	$2.1301	$2.1007	$2.1281	$2.1510	$2.1669
2016	$2.1565	$2.1412	$2.1638	$2.1795	$2.0924	$2.1087

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$2.0310	$2.0549	$2.0257	$2.0512	$2.0723	$2.0866
2016	$2.0585	$2.0431	$2.0637	$2.0777	$1.9937	$2.0083

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$2.1017	$2.1274	$2.0981	$2.1255	$2.1484	$2.1642
2016	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$2.2484	$2.2781	$2.2451	$2.2767	$2.3031	$2.3216
2016	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.1824	$1.1969	$1.1804	$1.1958	$1.2086	$1.2176
2016	$1.2117	$1.2031	$1.2158	$1.2247	$1.1757	$1.1848

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.1609	$1.1755	$1.1597	$1.1752	$1.1883	$1.1974
2016	$1.2010	$1.1931	$1.2061	$1.2153	$1.1672	$1.1767

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.1895	$1.2045	$1.1883	$1.2042	$1.2176	$1.2270
2016	$1.2307	$1.2225	$1.2358	$1.2452	$1.1959	$1.2057

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	n/a	n/a	$0.9862	$0.9991	$1.0098	$1.0173
2016	$1.0124	$1.0052	$1.0158	$1.0232	$0.9823	$0.9899

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

For the three month period ended March 31, 2016, Fund capital decreased 2.29% from $1,024,143,098 to $1,000,714,433.  This decrease was attributable to the net income from operations of $17,969,849 coupled with the redemption of 37,153,953 redeemable Units resulting in an outflow of $58,048,561.  The cash outflow was offset with cash inflow of $16,650,047 due to subscriptions of 10,526,757 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profit (loss), net and change in unrealized profit (loss), net on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates. The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies.  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories.  As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency.”

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each investor is individually responsible for reporting income or loss based on such investor’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

Results of Operations

January 1, 2016 to March 31, 2016

January 1, 2016 to March 31, 2016

The Fund experienced a net trading profit of $26,915,914 before brokerage commissions and related fees in the first quarter of 2016. The Fund’s profits were primarily attributable to the interest rates, energy and agriculture sectors. The currency, stock indices and metal sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the Euribor and Bunds futures prices both recovered their December losses during January. Profits were posted to the Fund in the middle of the quarter due to profits in Eurodollar, Bund and Japanese government bond futures prices.  Losses were posted to the Fund at the end of the quarter. In U.S. government bonds, yields rose for the first half of March only to fall by month end. The Trading Program was reducing its position in these markets during March, and hence incurred losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the Trading Program continued to follow the crude oil price lower amid rising stockpiles and the removal of sanctions on Iran. Profits were posted to the Fund in the middle of the quarter. A steady and profitable downwards trend in natural gas prices outshone the Trading Program’s crude oil positioning, which made minimal gains in February after relatively strong performance in January. Losses were posted to the Fund at the end of the quarter.  The Fund gave up part of its year-to-date profits within energies as the West Texas Intermediate crude prices went up per barrel in March.

The agriculture sector posted profits to the Fund.  Profits were posted to the Fund at the beginning through the middle of the quarter. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short exposure in crops futures.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter which was reversed in the middle of the quarter. One of the most notable developments in February was the British pound sliding lower versus the U.S. dollar as heightened concerns around “Brexit” took hold — that is the possibility of Britain exiting the European Union. Losses were posted to the Fund at the end of the quarter where strengthening euro- and sterling-U.S. dollar exchange rates and an upwards shift in the eurodollar term structure led to the most notable detractors.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter which reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the quarter as global stock markets were steadier in February as compared with January. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short exposure to the equity markets.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter through the middle of the quarter. The Trading Program’s short position to a rising gold price detracted from performance. Losses were posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2016 and 2015 the Fund’s average capitalization was $1,028,998,715 and $1,062,305,205, respectively.

March 31, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$2,680,790	0.26%	$3,014,342	$2,312,825
Currencies	85,000	0.01%	95,576	73,333
Energy	652,580	0.06%	733,776	563,007
Interest Rates	53,336,649	5.18%	59,972,949	46,015,668
Metals	11,338,130	1.10%	12,748,853	9,781,860
Stock Indices	1,747,610	0.17%	1,965,053	1,507,734

TOTAL	$69,840,759	6.78%	$78,530,549	$60,254,427

March 31, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,465,550	0.89%	$10,888,809	$7,312,345
Currencies	2,856,048	0.27%	3,285,490	2,206,360
Energy	4,802,034	0.45%	5,524,077	3,709,676
Interest Rates	48,812,144	4.59%	56,151,635	37,708,451
Metals	10,377,392	0.98%	11,937,757	8,016,762
Stock Indices	5,940,491	0.56%	6,833,715	4,589,159

TOTAL	$82,253,659	7.74%	$94,621,483	$63,542,753

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by market sector. There have been no material changes at March 31, 2016.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take positions in the government debt of smaller nations. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at March 31, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 18, 2016.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2016	$405,540	212,904	$1.9048
1/16/2016	370,250	186,439	1.9859
2/1/2016	610,605	309,857	1.9706
2/16/2016	313,010	157,276	1.9902
3/1/2016	156,475	78,105	2.0034
3/16/2016	625,280	325,311	1.9221
4/1/2016	985,925	509,311	1.9358

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/1/2016	$1,074,161	628,348	$1.7095
1/16/2016	489,000	274,472	1.7816
2/1/2016	996,972	564,154	1.7672
2/16/2016	545,000	305,510	1.7839
3/1/2016	1,485,000	827,298	1.7950
3/16/2016	1,229,000	713,913	1.7215
4/1/2016	1,339,343	772,847	1.7330

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2016	$—	—	$2.0671
1/16/2016	—	—	2.1565
2/1/2016	—	—	2.1412
2/16/2016	—	—	2.1638
3/1/2016	2,000,000	917,642	2.1795
3/16/2016	—	—	2.0924
4/1/2016	—	—	2.1087

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2016	$802,000	406,241	$1.9742
1/16/2016	—	—	2.0585
2/1/2016	7,817	3,826	2.0431
2/16/2016	25,000	12,114	2.0637
3/1/2016	130,000	62,569	2.0777
3/16/2016	29,000	14,546	1.9937
4/1/2016	505,000	251,456	2.0083

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2016	$1,241,497	1,068,874	$1.1615
1/16/2016	97,004	80,056	1.2117
2/1/2016	1,347,192	1,119,767	1.2031
2/16/2016	345,000	283,764	1.2158
3/1/2016	117,000	95,534	1.2247
3/16/2016	2,208,244	1,878,237	1.1757
4/1/2016	1,406,881	1,187,442	1.1848

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2016	$—	—	$1.1508
1/16/2016	—	—	1.2010
2/1/2016	—	—	1.1931
2/16/2016	—	—	1.2061
3/1/2016	—	—	1.2153
3/16/2016	—	—	1.1672
4/1/2016	—	—	1.1767

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2016	$—	—	$1.1792
1/16/2016	—	—	1.2307
2/1/2016	—	—	1.2225
2/16/2016	—	—	1.2358
3/1/2016	—	—	1.2452
3/16/2016	—	—	1.1959
4/1/2016	—	—	1.2057

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/1/2016	$—	—	$0.9704
1/16/2016	—	—	1.0124
2/1/2016	—	—	1.0052
2/16/2016	—	—	1.0158
3/1/2016	—	—	1.0232
3/16/2016	—	—	0.9823
4/1/2016	—	—	0.9899

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DI Units, Class F1 Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three  month period ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)