Form 10-Q
period 2016-06-30
ML Winton FuturesAccess LLC
filed 2016-08-12
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, 621,291,804 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2016 ON FORM 10-Q

Table of Contents

PART I—FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $74,300,293 for 2016 and $96,102,994 for 2015)	$932,728,542	$1,040,573,314
Unrealized profit on open futures contracts	54,201,147	22,033,208
Unrealized profit on open forwards contracts	11,351,947	4,751,569
Cash and cash equivalents	729,364	518,196
Other assets	137,816	64,608

TOTAL ASSETS	$999,148,816	$1,067,940,895

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$7,264	$7,009
Sponsor and Advisory fees payable	2,690,762	2,846,826
Redemptions payable	5,842,636	18,980,515
Unrealized loss on open futures contracts	7,912,765	14,613,804
Unrealized loss on open forwards contracts	5,298,168	6,680,274
Other liabilities	452,426	669,369

Total liabilities	22,204,021	43,797,797

MEMBERS’ CAPITAL:
Members’ Capital (621,291,804 Units and 679,544,349 Units outstanding; unlimited Units authorized)	976,944,795	1,024,143,098
Total Members’ Capital	976,944,795	1,024,143,098

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$999,148,816	$1,067,940,895

NET ASSET VALUE PER UNIT:

Class A	$1.9599	$1.9048
Class C	$1.7502	$1.7095
Class D	$2.1429	$2.0671
Class I	$2.0353	$1.9742
Class M	$1.2041	$1.1615
Class F	$1.1988	$1.1508
Class F1	$1.2284	$1.1792
Class DI	$1.0060	$0.9704

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
TRADING PROFIT (LOSS):

Realized, net	$(24,504,718)	$(44,113,717)	$540,968	$22,455,569
Change in unrealized, net	44,981,234	(25,974,244)	46,851,462	(28,418,183)
Brokerage commissions	(220,594)	(306,071)	(463,738)	(565,971)

Total trading profit (loss), net	20,255,922	(70,394,032)	46,928,692	(6,528,585)

INVESTMENT INCOME (EXPENSE):
Interest, net	407,074	(11,357)	811,062	(12,468)

EXPENSES:
Management fee	4,660,402	5,154,795	9,628,673	10,342,925
Sponsor fee	3,427,021	3,627,064	7,031,463	7,269,384
Performance fee	(3,857)	—	8,312	11,590,474
Other	537,359	755,328	1,059,386	1,310,095
Total expenses	8,620,925	9,537,187	17,727,834	30,512,878

NET INVESTMENT INCOME (LOSS)	(8,213,851)	(9,548,544)	(16,916,772)	(30,525,346)

NET INCOME (LOSS)	$12,042,071	$(79,942,576)	$30,011,920	$(37,053,931)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	63,001,686	64,215,771	63,106,513	64,134,961
Class C	263,624,973	273,285,615	266,668,836	269,340,663
Class D	30,553,473	35,827,904	32,182,201	35,787,677
Class I	27,876,865	32,005,794	28,294,652	31,586,409
Class DS*	—	20,422,359	—	20,935,317
Class DT**	—	5,062,849	—	5,197,131
Class M	100,800,528	99,680,862	100,172,695	97,345,744
Class F	46,520,691	46,520,691	46,520,691	46,520,691
Class F1	32,348,368	32,348,368	32,348,368	32,348,368
Class DI	76,463,337	106,421,060	84,779,192	105,408,541

Net income (loss) per weighted average Unit
Class A	$0.0243	$(0.1438)	$0.0557	$(0.0638)
Class C	$0.0165	$(0.1341)	$0.0412	$(0.0690)
Class D	$0.0355	$(0.1473)	$0.0811	$(0.0539)
Class I	$0.0254	$(0.1465)	$0.0637	$(0.0647)
Class DS*	$—	$(0.0763)	$—	$0.0195
Class DT**	$—	$(0.1547)	$—	$(0.0394)
Class M	$0.0193	$(0.0824)	$0.0453	$(0.0330)
Class F	$0.0221	$(0.0783)	$0.0480	$(0.0242)
Class F1	$0.0227	$(0.0802)	$0.0492	$(0.0247)
Class DI	$0.0087	$(0.0686)	$0.0322	$(0.0520)

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units December 31, 2014	Subscriptions	Redemptions	Members’ Units June 30, 2015	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units June 30, 2016
Class A	64,145,923	3,292,338	(3,408,790)	64,029,471	63,179,258	2,975,726	(3,506,443)	62,648,541
Class C	265,575,955	23,012,525	(9,068,342)	279,520,138	272,305,731	5,194,491	(18,132,979)	259,367,243
Class D	35,322,377	888,820	(1,729,806)	34,481,391	36,603,739	1,334,697	(7,106,926)	30,831,510
Class I	31,155,649	2,260,975	(2,373,746)	31,042,878	29,501,569	1,305,305	(3,595,138)	27,211,736
Class DS**	21,211,500	217,903	(21,429,403)	—	—	—	—	—
Class DT***	5,341,053	35,822	(670,631)	4,706,244	—	—	—	—
Class M	92,200,321	12,298,599	(4,143,626)	100,355,294	102,050,874	8,595,224	(10,120,221)	100,525,877
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI*	—	107,464,097	(1,126,951)	106,337,146	97,034,119	—	(35,196,281)	61,837,838

Total Members’ Units	593,821,837	149,471,079	(43,951,295)	699,341,621	679,544,349	19,405,443	(77,657,988)	621,291,804

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2015	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2016
Class A	$124,393,069	$6,490,036	$(6,691,014)	$(4,090,213)	$120,101,878	$120,342,696	$5,729,615	$(6,801,087)	$3,512,171	$122,783,395
Class C	466,870,415	40,798,913	(16,173,183)	(18,573,272)	472,922,873	465,517,528	9,042,099	(31,606,583)	10,993,343	453,946,387
Class D	73,228,701	1,875,100	(3,507,874)	(1,930,518)	69,665,409	75,664,376	2,850,000	(15,054,585)	2,609,777	66,069,568
Class I	62,368,274	4,585,458	(4,682,082)	(2,043,359)	60,228,291	58,240,855	2,593,617	(7,251,995)	1,802,454	55,384,931
Class DS**	43,919,926	463,567	(44,791,393)	407,900	—	—	—	—	—	—
Class DT***	11,818,184	81,606	(1,495,502)	(204,678)	10,199,610	—	—	—	—	—
Class M	107,401,709	14,539,000	(4,801,105)	(3,214,122)	113,925,482	118,530,695	10,102,371	(12,132,540)	4,540,673	121,041,199
Class F	53,188,258	—	—	(1,123,681)	52,064,577	53,536,345	—	—	2,234,842	55,771,187
Class F1	37,896,521	—	—	(800,621)	37,095,900	38,144,532	—	—	1,592,320	39,736,852
Class DI*	—	107,455,928	(1,114,017)	(5,481,367)	100,860,544	94,166,071	—	(34,681,135)	2,726,340	62,211,276

Total Members’ Capital	$981,085,057	$176,289,608	$(83,256,170)	$(37,053,931)	$1,037,064,564	$1,024,143,098	$30,317,702	$(107,527,925)	$30,011,920	$976,944,795

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period	$1.9358	$1.7330	$2.1087	$2.0083	$1.1848	$1.1767	$1.2057	$0.9899

Net realized and net change in unrealized trading profit (loss)	0.0415	0.0371	0.0455	0.0431	0.0255	0.0255	0.0261	0.0213
Brokerage commissions	(0.0004)	(0.0004)	(0.0005)	(0.0004)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Interest income, net	0.0008	0.0007	0.0009	0.0008	0.0005	0.0005	0.0005	0.0004
Expenses	(0.0178)	(0.0202)	(0.0117)	(0.0165)	(0.0064)	(0.0036)	(0.0036)	(0.0054)

Net asset value, end of period	$1.9599	$1.7502	$2.1429	$2.0353	$1.2041	$1.1988	$1.2284	$1.0060

Total Return: (a) (c)

Total return before Performance fees	1.24%	0.99%	1.62%	1.35%	1.63%	1.88%	1.88%	1.63%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	1.24%	0.99%	1.62%	1.35%	1.63%	1.88%	1.88%	1.63%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%	0.31%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%	0.31%	0.56%

Net investment income (loss) (excluding Performance fees)	-0.89%	-1.14%	-0.51%	-0.79%	-0.51%	-0.26%	-0.26%	-0.51%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.89%	-1.14%	-0.51%	-0.79%	-0.51%	-0.26%	-0.26%	-0.51%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period or at the time of offer	$1.9048	$1.7095	$2.0671	$1.9742	$1.1615	$1.1508	$1.1792	$0.9704

Net realized and net change in unrealized trading profit (loss)	0.0905	0.0810	0.0984	0.0938	0.0553	0.0549	0.0563	0.0462
Brokerage commissions	(0.0009)	(0.0008)	(0.0010)	(0.0009)	(0.0005)	(0.0005)	(0.0006)	(0.0005)
Interest income, net	0.0016	0.0014	0.0017	0.0016	0.0010	0.0010	0.0010	0.0008
Expenses	(0.0361)	(0.0409)	(0.0233)	(0.0334)	(0.0132)	(0.0074)	(0.0075)	(0.0109)

Net asset value, end of period	$1.9599	$1.7502	$2.1429	$2.0353	$1.2041	$1.1988	$1.2284	$1.0060

Total Return: (a) (c)

Total return before Performance fees	2.89%	2.38%	3.67%	3.09%	3.67%	4.19%	4.19%	3.67%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%	-0.01%	0.00%
Total return after Performance fees	2.89%	2.38%	3.67%	3.09%	3.67%	4.18%	4.18%	3.67%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	1.86%	2.36%	1.11%	1.66%	1.11%	0.61%	0.61%	1.11%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.00%
Expenses (including Performance fees)	1.86%	2.36%	1.11%	1.66%	1.11%	0.62%	0.62%	1.11%

Net investment income (loss) (excluding Performance fees)	-1.77%	-2.28%	-1.02%	-1.57%	-1.02%	-0.52%	-0.52%	-1.02%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%	-0.01%	0.00%
Net investment income (loss) (including Performance fees)	-1.77%	-2.28%	-1.02%	-1.57%	-1.02%	-0.53%	-0.53%	-1.02%

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of June 30, 2016, the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2016 and December 31, 2015 and the results of its operations for the three and six month periods ended June 30, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2016 and December 31, 2015, are as follows:

June 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,604	$1,807,181	0.18%	(1,693)	$1,349,743	0.14%	$3,156,924	0.32%	July 2016 - March 2017
Currencies - Futures	1,367	3,280,688	0.34%	(2,571)	8,164,819	0.84%	11,445,507	1.18%	September 2016
Currencies - Forwards*	423,225,130	7,778,046	0.80%	(256,165,062)	(1,724,267)	-0.18%	6,053,779	0.62%	July 2016 - October 2016
Energy	—	—	0.00%	(588)	(571,144)	-0.06%	(571,144)	-0.06%	July 2016 - September 2016
Interest rates	26,007	30,892,456	3.16%	(1,264)	(1,647,486)	-0.17%	29,244,970	2.99%	September 2016 - June 2019
Metals	1,296	4,610,031	0.47%	(841)	(2,697,071)	-0.28%	1,912,960	0.19%	July 2016 - October 2016
Stock indices	1,952	1,803,750	0.18%	(826)	(704,585)	-0.07%	1,099,165	0.11%	July 2016 - September 2016

Total		$50,172,152	5.13%		$2,170,009	0.22%	$52,342,161	5.35%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	459	$51,979	0.01%	(3,851)	$1,311,309	0.13%	$1,363,288	0.14%	January 2016 - May 2016
Currencies - Futures	574	34,405	0.00%	(5,108)	4,418,923	0.43%	4,453,328	0.43%	March 2016
Currencies - Forwards*	461,839,319	(4,714,657)	-0.46%	(273,519,553)	2,785,952	0.27%	(1,928,705)	-0.19%	January 2016 - June 2016
Energy	—	—	0.00%	(2,601)	1,389,060	0.14%	1,389,060	0.14%	January 2016 - May 2016
Interest rates	22,577	(4,080,903)	-0.40%	(762)	(35,806)	0.00%	(4,116,709)	-0.40%	March 2016 - December 2018
Metals	327	85,008	0.01%	(2,272)	3,637,773	0.35%	3,722,781	0.36%	January 2016 - April 2016
Stock indices	2,952	1,203,351	0.12%	(1,922)	(595,695)	-0.06%	607,656	0.06%	January 2016 - March 2016

Total		$(7,420,817)	-0.72%		$12,911,516	1.26%	$5,490,699	0.54%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2016 and December 31, 2015, are as follows:

2016

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$54,201,147	$52,819,372	$1,381,775	$—
Forwards	11,351,947	—	11,351,947	—
	$65,553,094	$52,819,372	$12,733,722	$—

Liabilities
Futures	$7,912,765	$5,323,838	$2,588,927	$—
Forwards	5,298,168	—	5,298,168	—
	$13,210,933	$5,323,838	$7,887,095	$—

June 30, 2016	$52,342,161	$47,495,534	$4,846,627	$—

2015

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$22,033,208	$19,842,837	$2,190,371	$—
Forwards	4,751,569	—	4,751,569	—
	$26,784,777	$19,842,837	$6,941,940	$—

Liabilities
Futures	$14,613,804	$13,913,792	$700,012	$—
Forwards	6,680,274	—	6,680,274	—
	$21,294,078	$13,913,792	$7,380,286	$—

December 31, 2015	$5,490,699	$5,929,045	$(438,346)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2016 and 2015:

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(2,277,835)	$(1,759,252)
Currencies	13,884,514	8,796,946
Energy	(9,658,529)	(2,051,851)
Interest rates	26,734,920	77,388,456
Metals	1,247,525	(17,894,646)
Stock indices	(9,454,079)	(17,087,223)

Total, net	$20,476,516	$47,392,430

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	(4,116,571)	(1,435,406)
Currencies	$(18,313,754)	$2,723,493
Energy	(14,339,395)	(13,345,427)
Interest rates	(23,379,894)	1,310,083
Metals	255,615	(5,644,880)
Stock indices	(10,193,962)	10,429,523

Total, net	$(70,087,961)	$(5,962,614)

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets.   The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2016, and 2015 amounted to $52,462 and $208,010, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2016, and 2015 amounted to $108,943 and $265,089, respectively, of which $56,795 and $59,827 was payable to the Transfer Agent as of June 30, 2016 and December 31, 2015, respectively.

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

PERIOD-END NET ASSET VALUE PER UNIT

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.9671	$1.9900	$1.9613	$1.9857	$2.0058	$2.0193	$2.0377	$1.9453	$1.9201	$1.9422	$1.8839	$1.8757
2016	$1.9859	$1.9706	$1.9902	$2.0034	$1.9221	$1.9358	$1.9457	$1.9012	$1.9018	$1.8663	$1.9094	$1.9599

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.7825	$1.8025	$1.7758	$1.7971	$1.8145	$1.8260	$1.8418	$1.7576	$1.7341	$1.7534	$1.7000	$1.6919
2016	$1.7816	$1.7672	$1.7839	$1.7950	$1.7215	$1.7330	$1.7411	$1.7006	$1.7005	$1.6681	$1.7058	$1.7502

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$2.1043	$2.1301	$2.1007	$2.1281	$2.1510	$2.1669	$2.1879	$2.0901	$2.0643	$2.0894	$2.0279	$2.0204
2016	$2.1565	$2.1412	$2.1638	$2.1795	$2.0924	$2.1087	$2.1207	$2.0735	$2.0756	$2.0381	$2.0864	$2.1429

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$2.0310	$2.0549	$2.0257	$2.0512	$2.0723	$2.0866	$2.1059	$2.0108	$1.9851	$2.0083	$1.9483	$1.9402
2016	$2.0585	$2.0431	$2.0637	$2.0777	$1.9937	$2.0083	$2.0189	$1.9730	$1.9741	$1.9375	$1.9826	$2.0353

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$2.1017	$2.1274	$2.0981	$2.1255	$2.1484	$2.1642	$2.1852	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$2.2484	$2.2781	$2.2451	$2.2767	$2.3031	$2.3216	$2.3460	$2.2402	$2.2130	$2.2404	$2.1749	$2.1672
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.1824	$1.1969	$1.1804	$1.1958	$1.2086	$1.2176	$1.2294	$1.1744	$1.1599	$1.1740	$1.1394	$1.1352
2016	$1.2117	$1.2031	$1.2158	$1.2247	$1.1757	$1.1848	$1.1916	$1.1651	$1.1662	$1.1452	$1.1723	$1.2041

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.1609	$1.1755	$1.1597	$1.1752	$1.1883	$1.1974	$1.2095	$1.1559	$1.1421	$1.1564	$1.1229	$1.1192
2016	$1.2010	$1.1931	$1.2061	$1.2153	$1.1672	$1.1767	$1.1840	$1.1581	$1.1597	$1.1392	$1.1668	$1.1988

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.1895	$1.2045	$1.1883	$1.2042	$1.2176	$1.2270	$1.2393	$1.1844	$1.1702	$1.1850	$1.1505	$1.1468
2016	$1.2307	$1.2225	$1.2358	$1.2452	$1.1959	$1.2057	$1.2132	$1.1866	$1.1883	$1.1673	$1.1955	$1.2284

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	n/a	n/a	$0.9862	$0.9991	$1.0098	$1.0173	$1.0272	$0.9812	$0.9691	$0.9809	$0.9520	$0.9485
2016	$1.0124	$1.0052	$1.0158	$1.0232	$0.9823	$0.9899	$0.9956	$0.9735	$0.9744	$0.9568	$0.9795	$1.0060

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

For the six month period ended June 30, 2016, Fund capital decreased 4.61% from $1,024,143,098 to $976,944,795.  This decrease was attributable to the net income from operations of $30,011,920 coupled with the redemption of 77,657,988 redeemable Units resulting in an outflow of $107,527,925.  The cash outflow was offset with cash inflow of $30,317,702 due to subscriptions of 19,405,443 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates. The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”.  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories.  As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

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

January 1, 2016 to June 30, 2016

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

April 1, 2016 to June 30, 2016

The Fund experienced a net trading profit of $20,476,516 before brokerage commissions and related fees in the second quarter of 2016. The Fund’s profits were primarily attributable to interest rates, currency and metal sectors. The energy, stock indices and agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter as long positions in bonds and short-term interest rates weighed on returns. Profits were posted to the Fund in the middle of the second quarter as the German bunds led the bond sector returns. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s positions in short-term interest rate futures.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s long positions in the Japanese yen, which rallied at the end of April after the Bank of Japan decided against further monetary easing. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s long positioning in the Japanese yen and the Australian dollar held back returns. Profits were posted to the Fund at the end of the quarter.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s long positions in precious metals. Losses were posted to the Fund in the middle of the second quarter as an increased exposure to gold was responsible for most of the negative performance from the precious metals sector. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s gold positions.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The rising prices caused the Trading Program’s short positions to detract from performance, particularly in heating oil futures which rose in value during April. Losses were posted to the Fund in the middle through the end of the quarter.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle of the second quarter as global stock markets rose in May. Losses were posted to the Fund at the end of the quarter as there were sell-offs in global stock market

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the second quarter. The crops sector was an area that detracted from performance as corn and soybean prices surged in response to poor weather conditions in South America. Profits were posted to the Fund in the middle through the end of the quarter. Crops performed well after a difficult April thanks largely to profits from trading in soybeans.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2016 and 2015 the Fund’s average capitalization was $1,001,316,838 and $1,064,538,011, respectively.

June 30, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$3,564,952	0.36%	$4,617,813	$2,312,825
Currencies	10,633,826	1.06%	21,985,842	73,333
Energy	748,259	0.07%	875,939	563,007
Interest Rates	38,176,383	3.81%	59,972,949	21,967,907
Metals	8,147,799	0.81%	12,748,853	4,731,694
Stock Indices	1,743,124	0.17%	1,965,053	1,507,734

TOTAL	$63,014,343	6.28%	$102,166,449	$31,156,500

June 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$10,660,362	1.00%	$13,834,885	$7,312,345
Currencies	4,554,813	0.43%	7,297,870	2,206,360
Energy	3,744,733	0.35%	5,524,077	2,095,033
Interest Rates	40,272,765	3.78%	56,151,635	24,738,289
Metals	10,355,365	0.97%	12,058,917	8,016,762
Stock Indices	10,530,638	0.99%	17,645,825	4,589,159

TOTAL	$80,118,676	7.52%	$112,513,209	$48,957,948

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by market sector. There have been no material changes at June 30, 2016.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at June 30, 2016.

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

Risk Management

In respect of the Trading Program, the most important determinant of risk is the level of leverage. In order to determine the level of leverage, comprehensive information is required on the risks the Trading Program is taking, including the Trading Program’s long- and short-term forecast value at risk using both standard and proprietary volatility models, stress-tested models of extreme value at risk (tail risk) using various proprietary methods, forecasts of extreme loss frequency and measures of margin employment and leverage. The Trading Advisor forecasts volatility in each market and the correlation between markets daily in order to forecast the overall volatility of the portfolio and to adjust leverage accordingly to manage portfolio risk.  The Trading Advisor’s investment management committee is primarily responsible for managing investment risk, with oversight from the Trading Advisor’s risk committee.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$405,540	212,904	$1.9048
1/16/2016	370,250	186,439	1.9859
2/01/2016	610,605	309,857	1.9706
2/16/2016	313,010	157,276	1.9902
3/01/2016	156,475	78,105	2.0034
3/16/2016	625,280	325,311	1.9221
4/01/2016	985,925	509,311	1.9358
4/16/2016	218,705	112,404	1.9457
5/01/2016	349,870	184,026	1.9012
5/16/2016	136,115	71,572	1.9018
6/01/2016	1,045,165	560,020	1.8663
6/16/2016	512,675	268,501	1.9094
7/01/2016	322,140	164,366	1.9599

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$1,074,161	628,348	$1.7095
1/16/2016	489,000	274,472	1.7816
2/01/2016	996,972	564,154	1.7672
2/16/2016	545,000	305,510	1.7839
3/01/2016	1,485,000	827,298	1.7950
3/16/2016	1,229,000	713,913	1.7215
4/01/2016	1,339,343	772,847	1.7330
4/16/2016	448,000	257,309	1.7411
5/01/2016	319,623	187,947	1.7006
5/16/2016	175,000	102,911	1.7005
6/01/2016	614,000	368,083	1.6681
6/16/2016	327,000	191,699	1.7058
7/01/2016	478,000	273,112	1.7502

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$2.0671
1/16/2016	—	—	2.1565
2/01/2016	—	—	2.1412
2/16/2016	—	—	2.1638
3/01/2016	2,000,000	917,642	2.1795
3/16/2016	—	—	2.0924
4/01/2016	—	—	2.1087
4/16/2016	—	—	2.1207
5/01/2016	—	—	2.0735
5/16/2016	—	—	2.0756
6/01/2016	850,000	417,055	2.0381
6/16/2016	—	—	2.0864
7/01/2016	10,000,000	4,666,573	2.1429

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$802,000	406,241	$1.9742
1/16/2016	—	—	2.0585
2/01/2016	7,817	3,826	2.0431
2/16/2016	25,000	12,114	2.0637
3/01/2016	130,000	62,569	2.0777
3/16/2016	29,000	14,546	1.9937
4/01/2016	505,000	251,456	2.0083
4/16/2016	40,000	19,813	2.0189
5/01/2016	1,010,000	511,911	1.9730
5/16/2016	—	—	1.9741
6/01/2016	19,800	10,219	1.9375
6/16/2016	25,000	12,610	1.9826
7/01/2016	—	—	2.0353

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$1,241,497	1,068,874	$1.1615
1/16/2016	97,004	80,056	1.2117
2/01/2016	1,347,192	1,119,767	1.2031
2/16/2016	345,000	283,764	1.2158
3/01/2016	117,000	95,534	1.2247
3/16/2016	2,208,244	1,878,237	1.1757
4/01/2016	1,406,881	1,187,442	1.1848
4/16/2016	486,484	408,261	1.1916
5/01/2016	984,000	844,563	1.1651
5/16/2016	92,000	78,889	1.1662
6/01/2016	1,682,069	1,468,800	1.1452
6/16/2016	95,000	81,037	1.1723
7/01/2016	1,201,514	997,852	1.2041

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.1508
1/16/2016	—	—	1.2010
2/01/2016	—	—	1.1931
2/16/2016	—	—	1.2061
3/01/2016	—	—	1.2153
3/16/2016	—	—	1.1672
4/01/2016	—	—	1.1767
4/16/2016	—	—	1.1840
5/01/2016	—	—	1.1581
5/16/2016	—	—	1.1597
6/01/2016	—	—	1.1392
6/16/2016	—	—	1.1668
7/01/2016	—	—	1.1988

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.1792
1/16/2016	—	—	1.2307
2/01/2016	—	—	1.2225
2/16/2016	—	—	1.2358
3/01/2016	—	—	1.2452
3/16/2016	—	—	1.1959
4/01/2016	—	—	1.2057
4/16/2016	—	—	1.2132
5/01/2016	—	—	1.1866
5/16/2016	—	—	1.1883
6/01/2016	—	—	1.1673
6/16/2016	—	—	1.1955
7/01/2016	—	—	1.2284

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$0.9704
1/16/2016	—	—	1.0124
2/01/2016	—	—	1.0052
2/16/2016	—	—	1.0158
3/01/2016	—	—	1.0232
3/16/2016	—	—	0.9823
4/01/2016	—	—	0.9899
4/16/2016	—	—	0.9956
5/01/2016	—	—	0.9735
5/16/2016	—	—	0.9744
6/01/2016	—	—	0.9568
6/16/2016	—	—	0.9795
7/01/2016	—	—	1.0060

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 12, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)