Form 10-Q
period 2016-09-30
ML Winton FuturesAccess LLC
filed 2016-11-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, 610,040,543 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $92,529,997 for 2016 and $96,102,994 for 2015)	$947,217,109	$1,040,573,314
Unrealized profit on open futures contracts	19,718,708	22,033,208
Unrealized profit on open forwards contracts	3,415,582	4,751,569
Cash and cash equivalents	560,360	518,196
Other assets	151,254	64,608

TOTAL ASSETS	$971,063,013	$1,067,940,895

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$14,353	$7,009
Sponsor and Advisory fees payable	2,604,527	2,846,826
Redemptions payable	4,942,931	18,980,515
Unrealized loss on open futures contracts	15,187,754	14,613,804
Unrealized loss on open forwards contracts	1,286,049	6,680,274
Other liabilities	533,139	669,369

Total liabilities	24,568,753	43,797,797

MEMBERS’ CAPITAL:
Members’ Capital (610,040,543 Units and 679,544,349 Units outstanding; unlimited Units authorized)	946,494,260	1,024,143,098
Total Members’ Capital	946,494,260	1,024,143,098

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$971,063,013	$1,067,940,895

NET ASSET VALUE PER UNIT:

Class A	$1.9189	$1.9048
Class C	$1.7094	$1.7095
Class D	$2.1060	$2.0671
Class I	$1.9948	$1.9742
Class M	$1.1834	$1.1615
Class F	$1.1812	$1.1508
Class F1	$1.2103	$1.1792
Class DI	$0.9887	$0.9704

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
TRADING PROFIT (LOSS):
Realized, net	$33,927,767	$(1,077,283)	$34,468,735	$21,378,286
Change in unrealized, net	(45,681,674)	28,966,892	1,169,788	548,709
Brokerage commissions	(213,063)	(287,423)	(676,801)	(853,394)

Total trading profit (loss), net	(11,966,970)	27,602,186	34,961,722	21,073,601

INVESTMENT INCOME (EXPENSE):
Interest, net	468,707	(14,741)	1,279,769	(27,209)

EXPENSES:
Management fee	4,625,633	5,063,243	14,254,306	15,406,168
Sponsor fee	3,383,512	3,627,982	10,414,975	10,897,366
Performance fee	—	—	8,312	11,590,474
Other	581,070	685,386	1,640,456	1,995,481
Total expenses	8,590,215	9,376,611	26,318,049	39,889,489

NET INVESTMENT INCOME (LOSS)	(8,121,508)	(9,391,352)	(25,038,280)	(39,916,698)

NET INCOME (LOSS)	$(20,088,478)	$18,210,834	$9,923,442	$(18,843,097)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	62,532,324	64,558,660	62,915,117	64,276,194
Class C	256,599,562	280,658,211	263,312,411	273,113,179
Class D	35,491,087	36,680,840	33,285,163	36,085,398
Class I	27,617,969	30,953,000	28,069,091	31,375,273
Class DS*	—	—	—	20,935,317
Class DT**	—	5,114,642	—	5,169,635
Class M	104,330,489	101,676,238	101,558,626	98,789,242
Class F	46,520,691	46,520,691	46,520,691	46,520,691
Class F1	32,348,368	32,348,368	32,348,368	32,348,368
Class DI	56,142,619	106,503,582	75,233,667	105,819,182

Net income (loss) per weighted average Unit
Class A	$(0.0410)	$0.0319	$0.0150	$(0.0316)
Class C	$(0.0407)	$0.0243	$0.0021	$(0.0431)
Class D	$(0.0369)	$0.0425	$0.0391	$(0.0103)
Class I	$(0.0394)	$0.0348	$0.0254	$(0.0308)
Class DS*	$—	$—	$—	$0.0195
Class DT**	$—	$0.0602	$—	$0.0199
Class M	$(0.0215)	$0.0216	$0.0226	$(0.0103)
Class F	$(0.0177)	$0.0262	$0.0304	$0.0020
Class F1	$(0.0181)	$0.0268	$0.0311	$0.0021
Class DI	$(0.0182)	$0.0199	$0.0227	$(0.0318)

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units December 31, 2014	Subscriptions	Redemptions	Members’ Units September 30, 2015	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units September 30, 2016
Class A	64,145,923	5,124,158	(5,019,846)	64,250,235	63,179,258	4,040,611	(5,404,483)	61,815,386
Class C	265,575,955	29,167,199	(17,070,399)	277,672,755	272,305,731	6,642,751	(26,582,035)	252,366,447
Class D	35,322,377	3,372,398	(1,729,806)	36,964,969	36,603,739	6,001,270	(7,127,915)	35,477,094
Class I	31,155,649	3,182,620	(3,691,385)	30,646,884	29,501,569	3,180,195	(5,229,408)	27,452,356
Class DS**	21,211,500	217,903	(21,429,403)	—	—	—	—	—
Class DT***	5,341,053	1,209,341	(1,051,449)	5,498,945	—	—	—	—
Class M	92,200,321	18,596,898	(13,069,088)	97,728,131	102,050,874	15,701,474	(11,957,494)	105,794,854
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI*	—	108,353,925	(4,034,180)	104,319,745	97,034,119	—	(48,768,772)	48,265,347

Total Members’ Units	593,821,837	169,224,442	(67,095,556)	695,950,723	679,544,349	35,566,301	(105,070,107)	610,040,543

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2015	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2016
Class A	$124,393,069	$9,956,251	$(9,751,003)	$(2,032,547)	$122,565,770	$120,342,696	$7,811,630	$(10,481,038)	$945,991	$118,619,279
Class C	466,870,415	51,303,065	(29,817,951)	(11,761,646)	476,593,883	465,517,528	11,577,099	(46,252,155)	541,864	431,384,336
Class D	73,228,701	6,889,478	(3,507,874)	(371,374)	76,238,931	75,664,376	12,850,000	(15,098,991)	1,300,546	74,715,931
Class I	62,368,274	6,371,333	(7,240,157)	(967,542)	60,531,908	58,240,855	6,391,617	(10,584,192)	713,727	54,762,007
Class DS**	43,919,926	463,567	(44,791,393)	407,900	—	—	—	—	—	—
Class DT***	11,818,184	2,598,982	(2,339,090)	102,986	12,181,062	—	—	—	—	—
Class M	107,401,709	21,762,359	(14,888,721)	(1,021,301)	113,254,046	118,530,695	18,690,006	(14,325,550)	2,297,464	125,192,615
Class F	53,188,258	—	—	93,988	53,282,246	53,536,345	—	—	1,412,102	54,948,447
Class F1	37,896,521	—	—	66,966	37,963,487	38,144,532	—	—	1,006,120	39,150,652
Class DI*	—	108,299,930	(3,931,258)	(3,360,527)	101,008,145	94,166,071	—	(48,150,706)	1,705,628	47,720,993

Total Members’ Capital	$981,085,057	$207,644,965	$(116,267,447)	$(18,843,097)	$1,053,619,478	$1,024,143,098	$57,320,352	$(144,892,632)	$9,923,442	$946,494,260

* Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:
Net asset value, beginning of period	$1.9599	$1.7502	$2.1429	$2.0353	$1.2041	$1.1988	$1.2284	$1.0060

Net realized and net change in unrealized trading profit (loss)	(0.0233)	(0.0208)	(0.0255)	(0.0242)	(0.0144)	(0.0143)	(0.0147)	(0.0120)
Brokerage commissions	(0.0004)	(0.0004)	(0.0005)	(0.0004)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Interest income, net	0.0009	0.0008	0.0010	0.0010	0.0006	0.0006	0.0006	0.0005
Expenses	(0.0182)	(0.0204)	(0.0119)	(0.0169)	(0.0066)	(0.0036)	(0.0037)	(0.0056)

Net asset value, end of period	$1.9189	$1.7094	$2.1060	$1.9948	$1.1834	$1.1812	$1.2103	$0.9887

Total Return: (a) (c)

Total return before Performance fees	-2.09%	-2.33%	-1.72%	-1.99%	-1.72%	-1.47%	-1.47%	-1.72%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.09%	-2.33%	-1.72%	-1.99%	-1.72%	-1.47%	-1.47%	-1.72%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.94%	1.19%	0.56%	0.84%	0.56%	0.31%	0.31%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.84%	0.56%	0.31%	0.31%	0.56%

Net investment income (loss) (excluding Performance fees)	-0.89%	-1.14%	-0.51%	-0.79%	-0.51%	-0.26%	-0.26%	-0.51%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.89%	-1.14%	-0.51%	-0.79%	-0.51%	-0.26%	-0.26%	-0.51%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:
Net asset value, beginning of period	$1.9048	$1.7095	$2.0671	$1.9742	$1.1615	$1.1508	$1.1792	$0.9704

Net realized and net change in unrealized trading profit (loss)	0.0671	0.0602	0.0729	0.0696	0.0410	0.0406	0.0416	0.0342
Brokerage commissions	(0.0013)	(0.0012)	(0.0014)	(0.0014)	(0.0008)	(0.0008)	(0.0008)	(0.0007)
Interest income, net	0.0025	0.0022	0.0027	0.0026	0.0015	0.0015	0.0016	0.0013
Expenses	(0.0542)	(0.0613)	(0.0353)	(0.0502)	(0.0198)	(0.0109)	(0.0113)	(0.0165)

Net asset value, end of period	$1.9189	$1.7094	$2.1060	$1.9948	$1.1834	$1.1812	$1.2103	$0.9887

Total Return: (a) (c)

Total return before Performance fees	0.74%	-0.01%	1.88%	1.04%	1.88%	2.66%	2.65%	1.88%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%	-0.01%	0.00%
Total return after Performance fees	0.74%	-0.01%	1.88%	1.04%	1.88%	2.65%	2.64%	1.88%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	2.80%	3.55%	1.67%	2.50%	1.67%	0.92%	0.92%	1.67%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.00%
Expenses (including Performance fees)	2.80%	3.55%	1.67%	2.50%	1.67%	0.93%	0.93%	1.67%

Net investment income (loss) (excluding Performance fees)	-2.66%	-3.41%	-1.53%	-2.36%	-1.53%	-0.79%	-0.79%	-1.53%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%	-0.01%	0.00%
Net investment income (loss) (including Performance fees)	-2.66%	-3.41%	-1.53%	-2.36%	-1.53%	-0.80%	-0.80%	-1.53%

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

Ratios to Average Members’ Capital: (d)

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

Ratios to Average Members’ Capital: (c)

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. MLAI may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. MLAI may select other of its affiliates, or third parties, as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of September 30, 2016, the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2016 and December 31, 2015 and the results of its operations for the three and nine month periods ended September 30, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2016 and December 31, 2015, are as follows:

September 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,038	$22,101	0.00%	(2,524)	$1,111,745	0.12%	$1,133,846	0.12%	October 2016 - April 2017
Currencies - Futures	1,684	1,026,588	0.11%	(3,291)	2,250,334	0.24%	3,276,922	0.35%	December 2016
Currencies - Forwards*	422,809,938	2,129,218	0.22%	(225,817,464)	315	0.00%	2,129,533	0.22%	October 2016 - December 2016
Energy	—	—	0.00%	(1,551)	(4,768,343)	-0.50%	(4,768,343)	-0.50%	October 2016 - December 2016
Interest rates	21,986	4,112,618	0.43%	(1,361)	(444,725)	-0.05%	3,667,893	0.38%	December 2016 - September 2019
Metals	1,432	(1,360,744)	-0.14%	(482)	(1,837,991)	-0.19%	(3,198,735)	-0.33%	November 2016 - January 2017
Stock indices	5,699	4,418,033	0.47%	(41)	1,338	0.00%	4,419,371	0.47%	October 2016 - December 2016

Total		$10,347,814	1.09%		$(3,687,327)	-0.38%	$6,660,487	0.71%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	459	$51,979	0.01%	(3,851)	$1,311,309	0.13%	$1,363,288	0.14%	January 2016 - May 2016
Currencies - Futures	574	34,405	0.00%	(5,108)	4,418,923	0.43%	4,453,328	0.43%	March 2016
Currencies - Forwards*	461,839,319	(4,714,657)	-0.46%	(273,519,553)	2,785,952	0.27%	(1,928,705)	-0.19%	January 2016 - June 2016
Energy	—	—	0.00%	(2,601)	1,389,060	0.14%	1,389,060	0.14%	January 2016 - May 2016
Interest rates	22,577	(4,080,903)	-0.40%	(762)	(35,806)	0.00%	(4,116,709)	-0.40%	March 2016 - December 2018
Metals	327	85,008	0.01%	(2,272)	3,637,773	0.35%	3,722,781	0.36%	January 2016 - April 2016
Stock indices	2,952	1,203,351	0.12%	(1,922)	(595,695)	-0.06%	607,656	0.06%	January 2016 - March 2016

Total		$(7,420,817)	-0.72%		$12,911,516	1.26%	$5,490,699	0.54%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2016 and December 31, 2015, are as follows:

2016

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$19,718,708	$19,203,987	$514,721	$—
Forwards	3,415,582	—	3,415,582	—
	$23,134,290	$19,203,987	$3,930,303	$—

Liabilities
Futures	$15,187,754	$13,530,480	$1,657,274	$—
Forwards	1,286,049	—	1,286,049	—
	$16,473,803	$13,530,480	$2,943,323	$—

September 30, 2016	$6,660,487	$5,673,507	$986,980	$—

2015

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$22,033,208	$19,842,837	$2,190,371	$—
Forwards	4,751,569	—	4,751,569	—
	$26,784,777	$19,842,837	$6,941,940	$—

Liabilities
Futures	$14,613,804	$13,913,792	$700,012	$—
Forwards	6,680,274	—	6,680,274	—
	$21,294,078	$13,913,792	$7,380,286	$—

December 31, 2015	$5,490,699	$5,929,045	$(438,346)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2016 and 2015:

	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(3,415,543)	$(5,174,795)
Currencies	1,857,167	10,654,113
Energy	(6,733,653)	(8,785,504)
Interest rates	(6,280,946)	71,107,510
Metals	(3,982,013)	(21,876,659)
Stock indices	6,801,081	(10,286,142)

Total, net	$(11,753,907)	$35,638,523

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net
Agriculture	1,852,111	416,705
Currencies	$(14,765,567)	$(12,042,074)
Energy	22,074,055	8,728,628
Interest rates	30,471,791	31,781,874
Metals	11,627,569	5,982,689
Stock indices	(23,370,350)	(12,940,827)

Total, net	$27,889,609	$21,926,995

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

5.              RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets.   The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2016, and 2015 amounted to $46,517 and $133,555, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2016, and 2015 amounted to $155,460 and $398,643, respectively, of which $51,706 and $59,827 was payable to the Transfer Agent as of September 30, 2016 and December 31, 2015, respectively.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$1.9671	$1.9900	$1.9613	$1.9857	$2.0058	$2.0193	$2.0377	$1.9453	$1.9201	$1.9422	$1.8839	$1.8757	$1.9157	$1.9426	$1.9122	$1.8463	$1.8606	$1.9076
2016	$1.9859	$1.9706	$1.9902	$2.0034	$1.9221	$1.9358	$1.9457	$1.9012	$1.9018	$1.8663	$1.9094	$1.9599	$1.9453	$1.9719	$1.9704	$1.9302	$1.8949	$1.9189

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$1.7825	$1.8025	$1.7758	$1.7971	$1.8145	$1.8260	$1.8418	$1.7576	$1.7341	$1.7534	$1.7000	$1.6919	$1.7272	$1.7508	$1.7226	$1.6626	$1.6747	$1.7164
2016	$1.7816	$1.7672	$1.7839	$1.7950	$1.7215	$1.7330	$1.7411	$1.7006	$1.7005	$1.6681	$1.7058	$1.7502	$1.7364	$1.7595	$1.7574	$1.7208	$1.6887	$1.7094

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$2.1043	$2.1301	$2.1007	$2.1281	$2.1510	$2.1669	$2.1879	$2.0901	$2.0643	$2.0894	$2.0279	$2.0204	$2.0647	$2.0950	$2.0635	$1.9937	$2.0103	$2.0625
2016	$2.1565	$2.1412	$2.1638	$2.1795	$2.0924	$2.1087	$2.1207	$2.0735	$2.0756	$2.0381	$2.0864	$2.1429	$2.1283	$2.1588	$2.1585	$2.1157	$2.0784	$2.1060

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$2.0310	$2.0549	$2.0257	$2.0512	$2.0723	$2.0866	$2.1059	$2.0108	$1.9851	$2.0083	$1.9483	$1.9402	$1.9818	$2.0100	$1.9788	$1.9110	$1.9261	$1.9751
2016	$2.0585	$2.0431	$2.0637	$2.0777	$1.9937	$2.0083	$2.0189	$1.9730	$1.9741	$1.9375	$1.9826	$2.0353	$2.0205	$2.0485	$2.0473	$2.0058	$1.9695	$1.9948

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$2.1017	$2.1274	$2.0981	$2.1255	$2.1484	$2.1642	$2.1852	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$2.2484	$2.2781	$2.2451	$2.2767	$2.3031	$2.3216	$2.3460	$2.2402	$2.2130	$2.2404	$2.1749	$2.1672	$2.2153	$2.2483	$2.2149	$2.1404	$2.1587	$2.2152
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$1.1824	$1.1969	$1.1804	$1.1958	$1.2086	$1.2176	$1.2294	$1.1744	$1.1599	$1.1740	$1.1394	$1.1352	$1.1601	$1.1772	$1.1594	$1.1202	$1.1296	$1.1589
2016	$1.2117	$1.2031	$1.2158	$1.2247	$1.1757	$1.1848	$1.1916	$1.1651	$1.1662	$1.1452	$1.1723	$1.2041	$1.1958	$1.2130	$1.2128	$1.1888	$1.1678	$1.1834

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$1.1609	$1.1755	$1.1597	$1.1752	$1.1883	$1.1974	$1.2095	$1.1559	$1.1421	$1.1564	$1.1229	$1.1192	$1.1442	$1.1615	$1.1445	$1.1062	$1.1159	$1.1453
2016	$1.2010	$1.1931	$1.2061	$1.2153	$1.1672	$1.1767	$1.1840	$1.1581	$1.1597	$1.1392	$1.1668	$1.1988	$1.1911	$1.2087	$1.2091	$1.1856	$1.1652	$1.1812

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	$1.1895	$1.2045	$1.1883	$1.2042	$1.2176	$1.2270	$1.2393	$1.1844	$1.1702	$1.1850	$1.1505	$1.1468	$1.1724	$1.1901	$1.1727	$1.1335	$1.1434	$1.1736
2016	$1.2307	$1.2225	$1.2358	$1.2452	$1.1959	$1.2057	$1.2132	$1.1866	$1.1883	$1.1673	$1.1955	$1.2284	$1.2205	$1.2385	$1.2389	$1.2149	$1.1939	$1.2103

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2015	n/a	n/a	$0.9862	$0.9991	$1.0098	$1.0173	$1.0272	$0.9812	$0.9691	$0.9809	$0.9520	$0.9485	$0.9693	$0.9835	$0.9687	$0.9360	$0.9438	$0.9683
2016	$1.0124	$1.0052	$1.0158	$1.0232	$0.9823	$0.9899	$0.9956	$0.9735	$0.9744	$0.9568	$0.9795	$1.0060	$0.9992	$1.0135	$1.0133	$0.9933	$0.9757	$0.9887

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

For the nine month period ended September 30, 2016, Fund capital decreased 7.58% from $1,024,143,098 to $946,494,260.  This decrease was attributable to the net income from operations of $9,923,442 coupled with the redemption of 105,070,107 redeemable Units resulting in an outflow of $144,892,632.  The cash outflow was offset with cash inflow of $57,320,352 due to subscriptions of 35,566,301 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates. The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”.  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories.  As a result of the present low interest rate environment, these clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S charges the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

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

January 1, 2016 to September 30, 2016

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

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle of the second quarter as global stock markets rose in May. Losses were posted to the Fund at the end of the quarter as there were sell-offs in global stock market.

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

July 1, 2016 to September 30, 2016

The Fund experienced a net trading loss of $11,753,907 before brokerage commissions and related fees in the third quarter of 2016. The Fund’s profits were primarily attributable to stock indices and currency sectors. The agriculture, metals, interest rates and energy sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. The Trading Program’s long positions in stock indices, particularly in the U.S. S&P 500 was the biggest contributor to performance. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in stock indices particularly in the Hang Seng. Profits were posted to the Fund at the end of the quarter despite negative headlines around the European banking sector weighing on the Eurostoxx 50 and the DAX.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Performance was driven by market movements towards the end of July as a strengthening Euro hurt the Trading Program’s short position in the shared currency. Losses were posted to the Fund in the middle of the quarter as the U.S. dollar weighed on the Trading Program’s long positioning against the Japanese yen. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in the Japanese yen.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the third quarter. Profits were reduced by the Trading Program’s long positions in crops and returns in the crops sector were held back after soybean markets sold off on forecasts of favorable growing conditions. Profits were posted to the Fund in the middle of the quarter only to be reversed at the end of the quarter.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s long positions in precious metals. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s gains from short positions were undone by losses in long positions amid generally falling prices. Losses were posted to the Fund at the end of the quarter. The Trading Program started September with profits in precious metals but the European Central Bank announcing that it had not discussed extending its quantitative easing program triggered a market selloff and dragged performance into negative territory.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s long positions in bonds. Losses were posted to the Fund in the middle of the quarter. Hawkish comments from Janet Yellen and Stanley Fischer, the respective chair and vice-chair of the U.S. Federal Reserve, increased expectations of a further U.S. rate rise in 2016 which led to losses from the Trading Program’s long positions in U.S. government bonds. Losses were posted to the Fund at the end of the quarter. The Trading Program’s long positions in U.S. government bonds undid profits earned in German government bonds.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter due the Trading Program’s short positions in energy. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s short positions suffered as crude oil rallied during the first half of August on hopes of a production freeze. Losses were posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2016 and 2015, the Fund’s average capitalization was $989,845,683 and $1,061,144,115, respectively.

September 30, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$3,310,182	0.33%	$4,617,813	$2,312,825
Currencies	12,669,441	1.28%	21,985,842	73,333
Energy	2,435,632	0.25%	5,946,746	563,007
Interest Rates	37,253,435	3.76%	59,972,949	21,967,907
Metals	7,790,652	0.79%	12,748,853	4,731,694
Stock Indices	2,694,188	0.27%	4,704,190	1,507,734

TOTAL	$66,153,530	6.68%	$109,976,393	$31,156,500

September 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$8,233,838	0.78%	$13,834,885	$3,235,106
Currencies	7,982,155	0.75%	15,759,994	2,206,360
Energy	3,593,820	0.34%	5,524,077	2,095,033
Interest Rates	39,295,041	3.70%	56,151,635	24,738,289
Metals	7,890,478	0.74%	12,058,917	2,833,120
Stock Indices	10,937,070	1.03%	17,645,825	4,589,159

TOTAL	$77,932,402	7.34%	$120,975,333	$39,697,067

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by market sector. There have been no material changes at September 30, 2016.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at September 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$405,540	212,904	$1.9048
1/16/2016	370,250	186,439	1.9859
2/01/2016	610,605	309,857	1.9706
2/16/2016	313,010	157,276	1.9902
3/01/2016	156,475	78,105	2.0034
3/16/2016	625,280	325,311	1.9221
4/01/2016	985,925	509,311	1.9358
4/16/2016	218,705	112,404	1.9457
5/01/2016	349,870	184,026	1.9012
5/16/2016	136,115	71,572	1.9018
6/01/2016	1,045,165	560,020	1.8663
6/16/2016	512,675	268,501	1.9094
7/01/2016	322,140	164,366	1.9599
7/16/2016	141,720	72,853	1.9453
8/01/2016	360,640	182,890	1.9719
8/16/2016	708,580	359,612	1.9704
9/01/2016	468,935	242,946	1.9302
9/16/2016	80,000	42,218	1.8949
10/01/2016	511,605	266,614	1.9189

CLASS C

	Subscription
	Amount	Units	NAV (1)

1/01/2016	$1,074,161	628,348	$1.7095
1/16/2016	489,000	274,472	1.7816
2/01/2016	996,972	564,154	1.7672
2/16/2016	545,000	305,510	1.7839
3/01/2016	1,485,000	827,298	1.7950
3/16/2016	1,229,000	713,913	1.7215
4/01/2016	1,339,343	772,847	1.7330
4/16/2016	448,000	257,309	1.7411
5/01/2016	319,623	187,947	1.7006
5/16/2016	175,000	102,911	1.7005
6/01/2016	614,000	368,083	1.6681
6/16/2016	327,000	191,699	1.7058
7/01/2016	478,000	273,112	1.7502
7/16/2016	336,000	193,504	1.7364
8/01/2016	915,000	520,034	1.7595
8/16/2016	569,000	323,774	1.7574
9/01/2016	227,000	131,915	1.7208
9/16/2016	10,000	5,921	1.6887
10/01/2016	2,117,000	1,238,446	1.7094

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$2.0671
1/16/2016	—	—	2.1565
2/01/2016	—	—	2.1412
2/16/2016	—	—	2.1638
3/01/2016	2,000,000	917,642	2.1795
3/16/2016	—	—	2.0924
4/01/2016	—	—	2.1087
4/16/2016	—	—	2.1207
5/01/2016	—	—	2.0735
5/16/2016	—	—	2.0756
6/01/2016	850,000	417,055	2.0381
6/16/2016	—	—	2.0864
7/01/2016	10,000,000	4,666,573	2.1429
7/16/2016	—	—	2.1283
8/01/2016	—	—	2.1588
8/16/2016	—	—	2.1585
9/01/2016	—	—	2.1157
9/16/2016	—	—	2.0784
10/01/2016	200,000	94,967	2.1060

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$802,000	406,241	$1.9742
1/16/2016	—	—	2.0585
2/01/2016	7,817	3,826	2.0431
2/16/2016	25,000	12,114	2.0637
3/01/2016	130,000	62,569	2.0777
3/16/2016	29,000	14,546	1.9937
4/01/2016	505,000	251,456	2.0083
4/16/2016	40,000	19,813	2.0189
5/01/2016	1,010,000	511,911	1.9730
5/16/2016	—	—	1.9741
6/01/2016	19,800	10,219	1.9375
6/16/2016	25,000	12,610	1.9826
7/01/2016	—	—	2.0353
7/16/2016	1,400,000	692,898	2.0205
8/01/2016	700,000	341,713	2.0485
8/16/2016	620,000	302,838	2.0473
9/01/2016	1,078,000	537,441	2.0058
9/16/2016	—	—	1.9695
10/01/2016	335,000	167,937	1.9948

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$1,241,497	1,068,874	$1.1615
1/16/2016	97,004	80,056	1.2117
2/01/2016	1,347,192	1,119,767	1.2031
2/16/2016	345,000	283,764	1.2158
3/01/2016	117,000	95,534	1.2247
3/16/2016	2,208,244	1,878,237	1.1757
4/01/2016	1,406,881	1,187,442	1.1848
4/16/2016	486,484	408,261	1.1916
5/01/2016	984,000	844,563	1.1651
5/16/2016	92,000	78,889	1.1662
6/01/2016	1,682,069	1,468,800	1.1452
6/16/2016	95,000	81,037	1.1723
7/01/2016	1,201,514	997,852	1.2041
7/16/2016	883,000	738,418	1.1958
8/01/2016	2,328,686	1,919,774	1.2130
8/16/2016	3,680,421	3,034,648	1.2128
9/01/2016	494,014	415,558	1.1888
9/16/2016	—	—	1.1678
10/01/2016	1,658,000	1,401,048	1.1834

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.1508
1/16/2016	—	—	1.2010
2/01/2016	—	—	1.1931
2/16/2016	—	—	1.2061
3/01/2016	—	—	1.2153
3/16/2016	—	—	1.1672
4/01/2016	—	—	1.1767
4/16/2016	—	—	1.1840
5/01/2016	—	—	1.1581
5/16/2016	—	—	1.1597
6/01/2016	—	—	1.1392
6/16/2016	—	—	1.1668
7/01/2016	—	—	1.1988
7/16/2016	—	—	1.1911
8/01/2016	—	—	1.2087
8/16/2016	—	—	1.2091
9/01/2016	—	—	1.1856
9/16/2016	—	—	1.1652
10/01/2016	—	—	1.1812

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.1792
1/16/2016	—	—	1.2307
2/01/2016	—	—	1.2225
2/16/2016	—	—	1.2358
3/01/2016	—	—	1.2452
3/16/2016	—	—	1.1959
4/01/2016	—	—	1.2057
4/16/2016	—	—	1.2132
5/01/2016	—	—	1.1866
5/16/2016	—	—	1.1883
6/01/2016	—	—	1.1673
6/16/2016	—	—	1.1955
7/01/2016	—	—	1.2284
7/16/2016	—	—	1.2205
8/01/2016	—	—	1.2385
8/16/2016	—	—	1.2389
9/01/2016	—	—	1.2149
9/16/2016	—	—	1.1939
10/01/2016	—	—	1.2103

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$0.9704
1/16/2016	—	—	1.0124
2/01/2016	—	—	1.0052
2/16/2016	—	—	1.0158
3/01/2016	—	—	1.0232
3/16/2016	—	—	0.9823
4/01/2016	—	—	0.9899
4/16/2016	—	—	0.9956
5/01/2016	—	—	0.9735
5/16/2016	—	—	0.9744
6/01/2016	—	—	0.9568
6/16/2016	—	—	0.9795
7/01/2016	—	—	1.0060
7/16/2016	—	—	0.9992
8/01/2016	—	—	1.0135
8/16/2016	—	—	1.0133
9/01/2016	—	—	0.9933
9/16/2016	—	—	0.9757
10/01/2016	—	—	0.9887

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)