Form 10-K
period 2016-12-31
ML Winton FuturesAccess LLC
filed 2017-03-17
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

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

As of February 28, 2017 Units of limited liability company interest with an aggregate Net Asset Value of $824,812,611 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2016 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2016, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-657-3784.

ML WINTON FUTURESACCESS LLC

ANNUAL REPORT FOR 2016 ON FORM 10-K

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

As of December 31, 2016, the Net Asset Value of the Fund was $886,903,211 and the Net Asset Value per Unit was $1.8617 for Class A, $1.6543 for Class C, $2.0509 for Class D, $1.9373 for Class I,  $0.9629 for Class DI, $1.1524 for Class M, $1.1531 for Class F and $1.1816 for Class F1.

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

(c)           Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI have entered into an Advisory Agreement with the Trading Advisor. The Advisory Agreement will continue in effect until December 31, 2017.  Thereafter, the Advisory Agreement will be automatically renewed for successive three-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Fund upon 90 days written notice to the other party. The Advisory Agreement may, however, be terminated at any time by the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, as a result of a material breach of the Advisory Agreement by the other party, after due notice and a reasonable opportunity to cure.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Advisor follows a disciplined investment process that is based on statistical analysis of past data.  The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Trading Advisor uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data.  The Trading Advisor conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors.  The Trading Advisor’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), correlation between markets and transaction costs.  These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk.

The Trading Advisor’s investment strategies are operated as an automated, computer-based system. This investment system is modified over time as the Trading Advisor monitors its operation and undertakes further research.  Changes to the system occur as a result of, among other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2016 fiscal year.

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

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses, offset by trading gains, as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Trading Advisor to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

Markets

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated —may differ from time to time, as well as over time.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2016 and 2015, are as follows:

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,343	$(829,500)	-0.09%	(2,577)	$3,088,279	0.35%	$2,258,779	0.26%	January 2017 - May 2017
Currencies - Futures	—	—	0.00%	(4,246)	4,263,986	0.48%	4,263,986	0.48%	March 2017
Currencies - Forwards*	375,072,969	2,624,303	0.30%	(228,896,545)	(1,483,334)	-0.17%	1,140,969	0.13%	January 2017 - March 2017
Energy	545	587,351	0.07%	(210)	(425,312)	-0.05%	162,039	0.02%	January 2017 - March 2017
Interest rates	3,943	924,684	0.10%	(7,799)	891,077	0.10%	1,815,761	0.20%	March 2017 - December 2019
Metals	1,245	(1,075,952)	-0.12%	(1,533)	(490,328)	-0.06%	(1,566,280)	-0.18%	January 2017 - April 2017
Stock indices	7,991	2,944,929	0.33%	(283)	(45,935)	-0.01%	2,898,994	0.32%	January 2017 - March 2017

Total		$5,175,815	0.59%		$5,798,433	0.64%	$10,974,248	1.23%

December 31, 2015

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	459	$51,979	0.01%	(3,851)	$1,311,309	0.13%	$1,363,288	0.14%	January 2016 - May 2016
Currencies - Futures	574	34,405	0.00%	(5,108)	4,418,923	0.43%	4,453,328	0.43%	March 2016
Currencies - Forwards*	461,839,319	(4,714,657)	-0.46%	(273,519,553)	2,785,952	0.27%	(1,928,705)	-0.19%	January 2016 - June 2016
Energy	—	—	0.00%	(2,601)	1,389,060	0.14%	1,389,060	0.14%	January 2016 - May 2016
Interest rates	22,577	(4,080,903)	-0.40%	(762)	(35,806)	0.00%	(4,116,709)	-0.40%	March 2016 - December 2018
Metals	327	85,008	0.01%	(2,272)	3,637,773	0.35%	3,722,781	0.36%	January 2016 - April 2016
Stock indices	2,952	1,203,351	0.12%	(1,922)	(595,695)	-0.06%	607,656	0.06%	January 2016 - March 2016

Total		$(7,420,817)	-0.72%		$12,911,516	1.26%	$5,490,699	0.54%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forwards, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could be substantially higher or lower.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2016 the Fund employed $74,264,524 and $13,483,028 as initial margin to support futures and forward positions, respectively, representing approximately 8.09% and 1.47%, respectively, of the Fund’s total assets as of such date.

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

•                        deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally; and held in segregated or secured accounts with MLPF&S, which generally invests the cash in short-term high quality securities or other instruments viewed as cash equivalents.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time. Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-

U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLI,other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

Subject to the interest income arrangements discussed below, each BofA Corp. entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

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

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies” (discussed below).  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.   Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the U.S. since 2008, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories.  As a result of the present low interest rate environment, these clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time at the discretion of MLPF&S and without prior notice to the Fund.  Accordingly, MLPF&S charges the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency.”  The negative interest rate fee is based on the relevant currency’s benchmark index less a certain number of basis points, depending on the currency and based on the current market conditions, including but not limited to negative interest rates charged by clearinghouses and other depositories.   The negative interest rate fee constitutes compensation to MLPF&S, although in some cases the fee may be used to offset MLPF&S’ own costs incurred in connection with maintaining cash at clearinghouses or depositories.  The negative interest rate fee is subject to change from time to time at the discretion of MLPF&S and without prior notice to the Fund.   The negative interest rate fee is computed by MLPF&S on the daily net cash and open trade equity in the Fund’s account at MLPF&S and charged on a monthly basis.

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
Charges	Dollar Amount	% of Average Period-End Net Assets	Dollar Amount	% of Average Period-End Net Assets	Dollar Amount	% of Average Period-End Net Assets
Other expenses	$2,301,140	0.24%	$2,538,930	0.24%	$1,939,953	0.21%
Sponsor fee	13,562,259	1.40%	14,477,352	1.37%	13,968,592	1.48%
Management fee	18,609,590	1.92%	20,409,088	1.93%	18,246,934	1.94%
Performance fee	8,312	0.00%	11,590,474	1.10%	29,738,237	3.16%
Total	$34,481,301	3.56%	$49,015,844	4.64%	$63,893,716	6.79%

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

The Fund’s average period-end Net Asset Values during 2016, 2015, and 2014 equaled $969,936,827, $1,055,898,502 and $942,137,762, respectively.

During 2016, the interest income for the Fund was $1,848,204 or approximately 0.19% of the Fund’s average period-end Net Asset Values. During 2015, the interest income for the Fund was $38,457, or approximately 0.00% of the Fund’s average period-end Net Asset Values. During 2014, the interest expense for the Fund was $492,913, or approximately 0.05% of the Fund’s average period-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage commissions

During 2016, 2015 and 2014, the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s brokerage commissions was approximately $3.73, $3.64 and $4.08, respectively.

MLPF&S	Use of assets	BofA Corp. may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the period-end Net Asset Value at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units, and 1.1% for Class I Units. Class D Units, Class DI Units, Class F Units, Class F1 Units, Class G Units and Class M Units are not charged Sponsor fees. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units were subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Effective as of February 1, 2017, the upfront sales commission range applicable to Class A Units changed to between 0% and 2.5%. Class D Units and Class I Units are subject to upfront sales commissions up to 2.5% of an investor’s gross subscription amount. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Sales commissions are deducted from subscription amounts. Class C Units, Class DI Units, Class F1 and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

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

Trading Advisor	Performance fees

The Fund pays a 20% quarterly performance fee to the Trading Advisor with respect to all Classes of Units. The performance fee is calculated and paid to the Trading Advisor as of the end of each calendar quarter. The performance fee is calculated based on any increase in the aggregate Net Asset Value of the Classes of Units subject to the same rate of performance fees (“Class Group”), taken together, in excess of the Class Group’s highest Net Asset Value as of any previous calendar quarter end after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The increase in Net Asset Value on which Performance fees are calculated is prior to reduction for Sponsor fees. The performance fee is also paid on net redemptions, and the High Water Mark is proportionately reduced. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

Trading Advisor and MLAI	Management fees

The Fund pays monthly management fees to the Trading Advisor based on the period-end Net Asset Value of the Fund (prior to reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). The management fee rate is 2% per year for Class A Units, Class C Units, Class I Units, Class D Units, Class DI Units and Class M Units. The management fee rate is 1.25% per year for Class G Units. The management fee rate is 1% per year for Class F Units and Class F1 Units. The Trading Advisor has agreed to share with MLAI: (i) 50% of the management fee with respect to Class A Units, Class C Units, Class D Units, Class I Units, Class DI Units and Class M Units; (ii) 30% of the management fee with respect to Class F Units and Class F1 Units; and (iii) 36% of the management fee with respect to Class G Units. The Trading Advisor has agreed to share the management fees with MLAI in order to defray costs in connection with and in consideration of BofA Corp. providing certain operational support for the Fund.

Others	Operating expenses of the Fund including audit, legal and tax services

The Fund bears all of the aggregated operating costs of both the Fund and WNTN FuturesAccess Ltd. (the “Offshore Fund”), which are allocated pro rata among the Classes of Units, including Class DI Units. The Offshore Fund holds all of the outstanding Class DI Units.

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets, including by trading in deliverable and non-deliverable F/X forward contracts.  Prospective investors must recognize that deliverable F/X forward trading generally does not take place on futures exchanges or swap execution facilities, and is not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis (including many deliverable forwards where the parties do not take delivery).  As a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, certain non-deliverable F/X forwards are voluntarily traded on swap execution facilities and cleared through regulated clearing houses.  See “Regulatory Changes Could Restrict the Fund’s Operations” in this section below.  The responsibility for performing under a non-cleared particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades deliverable F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc. This type of disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

Trading in Options

The Trading Advisor may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

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

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts, swaps and options contracts sold short.  In entering into these contracts, there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

In the past few years regulators have alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation.  Certain of these banks have been fined by, or entered into civil and criminal settlements with, various international regulators, including the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary, “systematic” and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds, such as the Fund, from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

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

Although the U.S. Treasury has the discretion to exclude deliverable F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC (and ultimately will be required to register with the SEC) and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also now requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures exchange or swap exchange facility. These requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Fund decides to execute derivatives transactions through these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.  Even if the Fund indirectly participates in an exchange or execution facility, the Fund and/or the Trading Advisor may be required to consent to the exchange’s or execution facility’s jurisdiction and to the relevant rulebook, which could subject it to a wide range of regulations and other obligations, together with associated costs.  Like any other self-regulatory organization, exchanges and execution facilities regularly revise and interpret their rules, and such revisions and interpretations could adversely affect the Fund.

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

On August 16, 2012, the European Market Infrastructure Regulation (“EMIR”) entered into force.  EMIR introduces certain requirements in respect of derivative contracts, which applies primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by alternative investment fund managers authorized under the Alternative Fund Managers Directive, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-E.U. counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with E.U. counterparties, which will require compliance by their non-E.U. counterparties in order to satisfy their own obligations under EMIR.  E.U. FCs or NFC+s which transact with a non-E.U. counterparty that would be classed as an FC or an NFC+ if it had been established in the E.U. will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorized central counterparty.  Secondary legislation has been published subjecting certain index credit default swaps, along with certain interest rate derivative contracts denominated in EUR, GBP, JPY, USD, NOK, PLN and SEK, to the clearing obligation.  Mandatory clearing for these classes of derivatives is now in the process of being phased in by class of counterparty.

The majority of risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) are already in force, while the requirement to exchange collateral will apply from March 1, 2017 for the majority of counterparties (when the obligation to exchange variation margin commences).  Exchange of initial margin is subject to a longer phase-in timeline.

The E.U. regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2018.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the E.U.

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

Concerns Regarding the Downgrade of the U.S. Credit Rating, the Sovereign Debt Crisis in Europe and Brexit

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

On June 23, 2016, the U.K. held an “in-or-out referendum” on the U.K.’s membership of the E.U., the result of which favored the exit of the U.K. from the E.U. (“Brexit”).  The U.K. has the largest financial services sector in the E.U. A process of negotiation will determine the future terms of the U.K.’s relationship with the E.U. which could take many forms.  In the meantime, the U.K. remains a member of the E.U.  The potential impact of Brexit on the Fund is currently unclear.  Depending on the terms of Brexit, economic conditions in the U.K., the rest of the E.U. and global markets may be adversely affected by reduced economic growth and volatility.  The uncertainty before, during and after the period of negotiation could also have a negative economic impact and increase volatility in the financial markets, particularly (but not exclusively) in the E.U.  Such volatility and negative economic impact could, in turn, adversely affect the net asset value, and trading of the Fund.  Further items that may be affected by Brexit may include the regulatory environment in which the Trading Advisor or the Fund operates/trades in.  It is possible that Brexit will stimulate further calls for referenda and political instability among member states of the E.U. and in the U.K. itself with attendant risks.

Cybersecurity Risk

With the increased use of technologies such as the Internet to conduct business, the Fund is susceptible to operational, information security and related risks.  In general, cyber incidents can result from deliberate attacks or unintentional events.  Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems, for example, through “hacking” or malicious software coding, for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.  Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites, i.e., efforts to make network services unavailable to intended users.  Cyber incidents affecting  MLAI, the administrator and other service providers (including, but not limited to, the Fund’s accountants, custodians, transfer agents and financial intermediaries) have the ability to cause disruptions and affect business operations, potentially resulting in financial losses, interference with the Fund’s ability to value securities or other investments, impediments to trading, the inability of investors to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs.  Similar adverse consequences could result from cyber incidents affecting the Trading Program, counterparties with which the Trading Advisor engages in transactions, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions (including financial intermediaries and service providers for investors) and other parties. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.  While MLAI and the Fund’s service providers have established business continuity plans in the event of, and risk management systems to prevent, such cyber incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified.  Furthermore, neither MLAI nor the Fund can control the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Fund or its investors.  The Fund and investors could be harmed as a result.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:        Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York, 10281).  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)                              Holders:

As of December 31, 2016, there were 7,045 holders of Units.

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

Not applicable.

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$405,540	212,904	$1.9048
1/16/2016	370,250	186,439	1.9859
2/01/2016	610,605	309,857	1.9706
2/16/2016	313,010	157,276	1.9902
3/01/2016	156,475	78,105	2.0034
3/16/2016	625,280	325,311	1.9221
4/01/2016	985,925	509,311	1.9358
4/16/2016	218,705	112,404	1.9457
5/01/2016	349,870	184,026	1.9012
5/16/2016	136,115	71,572	1.9018
6/01/2016	1,045,165	560,020	1.8663
6/16/2016	512,675	268,501	1.9094
7/01/2016	322,140	164,366	1.9599
7/16/2016	141,720	72,853	1.9453
8/01/2016	360,640	182,890	1.9719
8/16/2016	708,580	359,612	1.9704
9/01/2016	468,935	242,946	1.9302
9/16/2016	80,000	42,218	1.8949
10/01/2016	511,605	266,614	1.9189
10/16/2016	566,100	301,872	1.8753
11/01/2016	1,413,285	757,753	1.8651
11/16/2016	1,172,250	638,237	1.8367
12/01/2016	123,475	67,110	1.8399
12/16/2016	291,135	154,391	1.8857
01/01/2017	235,839	126,680	1.8617
01/16/2017	445,500	239,195	1.8625
02/01/2017	98,750	53,868	1.8332

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$1,074,161	628,348	$1.7095
1/16/2016	489,000	274,472	1.7816
2/01/2016	996,972	564,154	1.7672
2/16/2016	545,000	305,510	1.7839
3/01/2016	1,485,000	827,298	1.7950
3/16/2016	1,229,000	713,913	1.7215
4/01/2016	1,339,343	772,847	1.7330
4/16/2016	448,000	257,309	1.7411
5/01/2016	319,623	187,947	1.7006
5/16/2016	175,000	102,911	1.7005
6/01/2016	614,000	368,083	1.6681
6/16/2016	327,000	191,699	1.7058
7/01/2016	478,000	273,112	1.7502
7/16/2016	336,000	193,504	1.7364
8/01/2016	915,000	520,034	1.7595
8/16/2016	569,000	323,774	1.7574
9/01/2016	227,000	131,915	1.7208
9/16/2016	10,000	5,921	1.6887
10/01/2016	2,117,000	1,238,446	1.7094
10/16/2016	371,000	222,182	1.6698
11/01/2016	317,000	190,964	1.6600
11/16/2016	219,000	134,019	1.6341
12/01/2016	299,000	182,740	1.6362
12/16/2016	302,000	180,159	1.6763
01/01/2017	403,000	243,608	1.6543
01/16/2017	10,000	6,045	1.6542
02/01/2017	294,990	181,254	1.6275

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$2.0671
1/16/2016	—	—	2.1565
2/01/2016	—	—	2.1412
2/16/2016	—	—	2.1638
3/01/2016	2,000,000	917,642	2.1795
3/16/2016	—	—	2.0924
4/01/2016	—	—	2.1087
4/16/2016	—	—	2.1207
5/01/2016	—	—	2.0735
5/16/2016	—	—	2.0756
6/01/2016	850,000	417,055	2.0381
6/16/2016	—	—	2.0864
7/01/2016	10,000,000	4,666,573	2.1429
7/16/2016	—	—	2.1283
8/01/2016	—	—	2.1588
8/16/2016	—	—	2.1585
9/01/2016	—	—	2.1157
9/16/2016	—	—	2.0784
10/01/2016	200,000	94,967	2.1060
10/16/2016	—	—	2.0594
11/01/2016	2,575,000	1,256,404	2.0495
11/16/2016	—	—	2.0196
12/01/2016	315,000	155,610	2.0243
12/16/2016	—	—	2.0761
01/01/2017	—	—	2.0509
01/16/2017	40,000	19,484	2.0530
02/01/2017	—	—	2.0220

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$802,000	406,241	$1.9742
1/16/2016	—	—	2.0585
2/01/2016	7,817	3,826	2.0431
2/16/2016	25,000	12,114	2.0637
3/01/2016	130,000	62,569	2.0777
3/16/2016	29,000	14,546	1.9937
4/01/2016	505,000	251,456	2.0083
4/16/2016	40,000	19,813	2.0189
5/01/2016	1,010,000	511,911	1.9730
5/16/2016	—	—	1.9741
6/01/2016	19,800	10,219	1.9375
6/16/2016	25,000	12,610	1.9826
7/01/2016	—	—	2.0353
7/16/2016	1,400,000	692,898	2.0205
8/01/2016	700,000	341,713	2.0485
8/16/2016	620,000	302,838	2.0473
9/01/2016	1,078,000	537,441	2.0058
9/16/2016	—	—	1.9695
10/01/2016	335,000	167,937	1.9948
10/16/2016	544,250	279,130	1.9498
11/01/2016	1,251,000	645,012	1.9395
11/16/2016	747,000	391,038	1.9103
12/01/2016	280,000	146,298	1.9139
12/16/2016	11,000	5,607	1.9619
01/01/2017	550,000	283,900	1.9373
01/16/2017	—	—	1.9384
02/01/2017	130,000	68,127	1.9082

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$1,241,497	1,068,874	$1.1615
1/16/2016	97,004	80,056	1.2117
2/01/2016	1,347,192	1,119,767	1.2031
2/16/2016	345,000	283,764	1.2158
3/01/2016	117,000	95,534	1.2247
3/16/2016	2,208,244	1,878,237	1.1757
4/01/2016	1,406,881	1,187,442	1.1848
4/16/2016	486,484	408,261	1.1916
5/01/2016	984,000	844,563	1.1651
5/16/2016	92,000	78,889	1.1662
6/01/2016	1,682,069	1,468,800	1.1452
6/16/2016	95,000	81,037	1.1723
7/01/2016	1,201,514	997,852	1.2041
7/16/2016	883,000	738,418	1.1958
8/01/2016	2,328,686	1,919,774	1.2130
8/16/2016	3,680,421	3,034,648	1.2128
9/01/2016	494,014	415,558	1.1888
9/16/2016	—	—	1.1678
10/01/2016	1,658,000	1,401,048	1.1834
10/16/2016	2,342,000	2,023,850	1.1572
11/01/2016	352,275	305,900	1.1516
11/16/2016	854,990	753,427	1.1348
12/01/2016	804,200	706,989	1.1375
12/16/2016	650,230	557,420	1.1665
01/01/2017	1,596,694	1,385,538	1.1524
01/16/2017	100,000	86,685	1.1536
02/01/2017	1,173,000	1,032,480	1.1361

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.1508
1/16/2016	—	—	1.2010
2/01/2016	—	—	1.1931
2/16/2016	—	—	1.2061
3/01/2016	—	—	1.2153
3/16/2016	—	—	1.1672
4/01/2016	—	—	1.1767
4/16/2016	—	—	1.1840
5/01/2016	—	—	1.1581
5/16/2016	—	—	1.1597
6/01/2016	—	—	1.1392
6/16/2016	—	—	1.1668
7/01/2016	—	—	1.1988
7/16/2016	—	—	1.1911
8/01/2016	—	—	1.2087
8/16/2016	—	—	1.2091
9/01/2016	—	—	1.1856
9/16/2016	—	—	1.1652
10/01/2016	—	—	1.1812
10/16/2016	—	—	1.1555
11/01/2016	—	—	1.1504
11/16/2016	—	—	1.1341
12/01/2016	—	—	1.1372
12/16/2016	—	—	1.1668
01/01/2017	—	—	1.1531
01/16/2017	—	—	1.1548
02/01/2017	—	—	1.1378

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.1792
1/16/2016	—	—	1.2307
2/01/2016	—	—	1.2225
2/16/2016	—	—	1.2358
3/01/2016	—	—	1.2452
3/16/2016	—	—	1.1959
4/01/2016	—	—	1.2057
4/16/2016	—	—	1.2132
5/01/2016	—	—	1.1866
5/16/2016	—	—	1.1883
6/01/2016	—	—	1.1673
6/16/2016	—	—	1.1955
7/01/2016	—	—	1.2284
7/16/2016	—	—	1.2205
8/01/2016	—	—	1.2385
8/16/2016	—	—	1.2389
9/01/2016	—	—	1.2149
9/16/2016	—	—	1.1939
10/01/2016	—	—	1.2103
10/16/2016	—	—	1.1840
11/01/2016	—	—	1.1788
11/16/2016	—	—	1.1621
12/01/2016	—	—	1.1653
12/16/2016	—	—	1.1956
01/01/2017	—	—	1.1816
01/16/2017	—	—	1.1833
02/01/2017	—	—	1.1659

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$0.9704
1/16/2016	—	—	1.0124
2/01/2016	—	—	1.0052
2/16/2016	—	—	1.0158
3/01/2016	—	—	1.0232
3/16/2016	—	—	0.9823
4/01/2016	—	—	0.9899
4/16/2016	—	—	0.9956
5/01/2016	—	—	0.9735
5/16/2016	—	—	0.9744
6/01/2016	—	—	0.9568
6/16/2016	—	—	0.9795
7/01/2016	—	—	1.0060
7/16/2016	—	—	0.9992
8/01/2016	—	—	1.0135
8/16/2016	—	—	1.0133
9/01/2016	—	—	0.9933
9/16/2016	—	—	0.9757
10/01/2016	—	—	0.9887
10/16/2016	—	—	0.9668
11/01/2016	—	—	0.9622
11/16/2016	—	—	0.9481
12/01/2016	—	—	0.9504
12/16/2016	—	—	0.9747
01/01/2017	—	—	0.9629
01/16/2017	—	—	0.9638
02/01/2017	—	—	0.9493

(1) Beginning of the period Net Asset Value.

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DI Units, Class F1 Units and Class M Units are not subject to upfront sales commissions. Class DT Units and Class DS Units were not subject to upfront sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Trading profit (loss), net:
Realized, net	$10,105,902	$50,940,784	$174,445,190	$84,320,010	$(12,985,638)
Change in unrealized, net	5,483,549	(20,611,325)	(4,426,647)	19,691,885	(12,556,280)
Brokerage commissions	(909,013)	(1,114,645)	(1,182,808)	(1,310,913)	(1,658,223)
Total trading profit (loss), net	14,680,438	29,214,814	168,835,735	102,700,982	(27,200,141)

INVESTMENT INCOME (EXPENSE):
Interest, net	1,848,204	38,457	(492,913)	(370,405)	(268,920)

EXPENSES:
Management fee	18,609,590	20,409,088	18,246,934	21,013,843	22,799,470
Performance fee	8,312	11,590,474	29,738,237	6,385,339	519
Sponsor fee	13,562,259	14,477,352	13,968,592	15,912,263	17,137,471
Other	2,301,140	2,538,930	1,939,953	2,145,799	2,111,326
Total Expenses	34,481,301	49,015,844	63,893,716	45,457,244	42,048,786

NET INVESTMENT LOSS	(32,633,097)	(48,977,387)	(64,386,629)	(45,827,649)	(42,317,706)

NET INCOME (LOSS)	$(17,952,659)	$(19,762,573)	$104,449,106	$56,873,333	$(69,517,847)

Balance Sheet Data	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012

Members’ Capital	$886,903,211	$1,024,143,098	$981,085,057	$978,349,405	$1,092,387,177
Net Asset Value per Class A Unit	1.8617	1.9048	1.9392	1.7385	1.6478
Net Asset Value per Class C Unit	1.6543	1.7095	1.7580	1.5919	1.5240
Net Asset Value per Class D Unit	2.0509	2.0671	2.0732	1.8309	1.7095
Net Asset Value per Class I Unit	1.9373	1.9742	2.0018	1.7875	1.6874
Net Asset Value per Class DS Unit****	—	—	2.0706	1.8286	1.7074
Net Asset Value per Class DT Unit*****	—	—	2.2127	1.9307	1.7935
Net Asset Value per Class M Unit	1.1524	1.1615	1.1649	1.0288	0.9606
Net Asset Value per Class F Unit*	1.1531	1.1508	1.1433	1.0007	—
Net Asset Value per Class F1 Unit**	1.1816	1.1792	1.1715	1.0254	—
Net Asset Value per Class DI Unit***	0.9629	0.9704	—	—	—

* Units issued on May 16, 2013.

** Units issued on June 1, 2013.

***Units issued on February 1, 2015.

****Units fully redeemed as of April 30, 2015.

*****Units fully redeemed as of December 31, 2015.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.7560	n/a	$1.7371	n/a	$1.7217	n/a	$1.7186	n/a	$1.7165	n/a	$1.6545
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080	$1.7425	$1.7563	$1.7639	$1.7198	$1.6651	$1.6749
2014	$1.7319	$1.6967	$1.7075	$1.7329	$1.7016	$1.7214	$1.7247	$1.7487	$1.7555	$1.7791	$1.7747	$1.7787
2015	$1.9671	$1.9900	$1.9613	$1.9857	$2.0058	$2.0193	$2.0377	$1.9453	$1.9201	$1.9422	$1.8839	$1.8757
2016	$1.9859	$1.9706	$1.9902	$2.0034	$1.9221	$1.9358	$1.9457	$1.9012	$1.9018	$1.8663	$1.9094	$1.9599

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.7251	n/a	$1.7004	n/a	$1.6573	$1.6313	$1.6115	$1.5952	$1.6279	$1.6432	$1.6478
2013	$1.6770	$1.6515	$1.6253	$1.5993	$1.6516	$1.6475	$1.6575	$1.6910	$1.7051	$1.7323	$1.7032	$1.7385
2014	$1.7593	$1.7340	$1.7722	$1.7992	$1.7656	$1.7841	$1.8163	$1.8418	$1.8675	$1.9331	$1.9055	$1.9392
2015	$1.9157	$1.9426	$1.9122	$1.8463	$1.8606	$1.9076	$1.8671	$1.8776	$1.9069	$1.9392	$1.9032	$1.9048
2016	$1.9453	$1.9719	$1.9704	$1.9302	$1.8949	$1.9189	$1.8753	$1.8651	$1.8367	$1.8399	$1.8857	$1.8617

NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.6390	n/a	$1.6200	n/a	$1.6043	n/a	$1.6001	n/a	$1.5968	n/a	$1.5379
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757	$1.6069	$1.6189	$1.6253	$1.5840	$1.5329	$1.5413
2014	$1.5851	$1.5523	$1.5615	$1.5841	$1.5548	$1.5722	$1.5746	$1.5959	$1.6014	$1.6223	$1.6175	$1.6206
2015	$1.7825	$1.8025	$1.7758	$1.7971	$1.8145	$1.8260	$1.8418	$1.7576	$1.7341	$1.7534	$1.7000	$1.6919
2016	$1.7816	$1.7672	$1.7839	$1.7950	$1.7215	$1.7330	$1.7411	$1.7006	$1.7005	$1.6681	$1.7058	$1.7502

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.6021	n/a	$1.5779	n/a	$1.5367	$1.5119	$1.4929	$1.4772	$1.5069	$1.5203	$1.5240
2013	$1.5426	$1.5185	$1.4938	$1.4693	$1.5167	$1.5123	$1.5209	$1.5510	$1.5632	$1.5875	$1.5601	$1.5919
2014	$1.6022	$1.5785	$1.6126	$1.6365	$1.6052	$1.6214	$1.6500	$1.6724	$1.6951	$1.7539	$1.7281	$1.7580
2015	$1.7272	$1.7508	$1.7226	$1.6626	$1.6747	$1.7164	$1.6793	$1.6880	$1.7136	$1.7419	$1.7089	$1.7095
2016	$1.7364	$1.7595	$1.7574	$1.7208	$1.6887	$1.7094	$1.6698	$1.6600	$1.6341	$1.6362	$1.6763	$1.6543

NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.7969	n/a	$1.7798	n/a	$1.7662	n/a	$1.7652	n/a	$1.7653	n/a	$1.7037
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786	$1.8157	$1.8312	$1.8403	$1.7954	$1.7394	$1.7508
2014	$1.8250	$1.7891	$1.8016	$1.8296	$1.7976	$1.8197	$1.8244	$1.8509	$1.8592	$1.8854	$1.8819	$1.8874
2015	$2.1043	$2.1301	$2.1007	$2.1281	$2.1510	$2.1669	$2.1879	$2.0901	$2.0643	$2.0894	$2.0279	$2.0204
2016	$2.1565	$2.1412	$2.1638	$2.1795	$2.0924	$2.1087	$2.1207	$2.0735	$2.0756	$2.0381	$2.0864	$2.1429

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.7785	n/a	$1.7553	n/a	$1.7130	$1.6870	$1.6676	$1.6518	$1.6868	$1.7037	$1.7095
2013	$1.7540	$1.7284	$1.7021	$1.6759	$1.7318	$1.7285	$1.7402	$1.7765	$1.7923	$1.8221	$1.7925	$1.8309
2014	$1.8679	$1.8422	$1.8840	$1.9139	$1.8793	$1.9001	$1.9357	$1.9640	$1.9928	$2.0641	$2.0358	$2.0732
2015	$2.0647	$2.0950	$2.0635	$1.9937	$2.0103	$2.0625	$2.0199	$2.0326	$2.0656	$2.1019	$2.0641	$2.0671
2016	$2.1283	$2.1588	$2.1585	$2.1157	$2.0784	$2.1060	$2.0594	$2.0495	$2.0196	$2.0243	$2.0761	$2.0509

NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.7916	n/a	$1.7730	n/a	$1.7578	n/a	$1.7553	n/a	$1.7537	n/a	$1.6910
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508	$1.7865	$1.8010	$1.8091	$1.7641	$1.7083	$1.7187
2014	$1.7809	$1.7451	$1.7565	$1.7829	$1.7510	$1.7716	$1.7754	$1.8004	$1.8076	$1.8323	$1.8280	$1.8325
2015	$2.0310	$2.0549	$2.0257	$2.0512	$2.0723	$2.0866	$2.1059	$2.0108	$1.9851	$2.0083	$1.9483	$1.9402
2016	$2.0585	$2.0431	$2.0637	$2.0777	$1.9937	$2.0083	$2.0189	$1.9730	$1.9741	$1.9375	$1.9826	$2.0353

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.7636	n/a	$1.7390	n/a	$1.6955	$1.6691	$1.6491	$1.6328	$1.6665	$1.6824	$1.6874
2013	$1.7211	$1.6952	$1.6686	$1.6421	$1.6961	$1.6922	$1.7028	$1.7375	$1.7522	$1.7805	$1.7508	$1.7875
2014	$1.8128	$1.7870	$1.8267	$1.8548	$1.8205	$1.8398	$1.8734	$1.9000	$1.9269	$1.9949	$1.9667	$2.0018
2015	$1.9818	$2.0100	$1.9788	$1.9110	$1.9261	$1.9751	$1.9335	$1.9447	$1.9754	$2.0092	$1.9722	$1.9742
2016	$2.0205	$2.0485	$2.0473	$2.0058	$1.9695	$1.9948	$1.9498	$1.9395	$1.9103	$1.9139	$1.9619	$1.9373

NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.7947	n/a	$1.7776	n/a	$1.7640	n/a	$1.7631	n/a	$1.7631	n/a	$1.7016
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764	$1.8135	$1.8290	$1.8380	$1.7932	$1.7372	$1.7486
2014	$1.8228	$1.7869	$1.7994	$1.8273	$1.7954	$1.8174	$1.8221	$1.8486	$1.8569	$1.8831	$1.8795	$1.8850
2015	$2.1017	$2.1274	$2.0981	$2.1255	$2.1484	$2.1642	$2.1852	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.7763	n/a	$1.7532	n/a	$1.7109	$1.6850	$1.6656	$1.6498	$1.6847	$1.7016	$1.7074
2013	$1.7518	$1.7263	$1.7000	$1.6738	$1.7296	$1.7264	$1.7380	$1.7743	$1.7901	$1.8199	$1.7903	$1.8286
2014	$1.8656	$1.8399	$1.8817	$1.9115	$1.8770	$1.8978	$1.9333	$1.9616	$1.9903	$2.0615	$2.0333	$2.0706
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	$1.8769	n/a	$1.8594	n/a	$1.8460	n/a	$1.8458	n/a	$1.8466	n/a	$1.7829
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680	$1.9078	$1.9255	$1.9360	$1.8861	$1.8289	$1.8413
2014	$1.9249	$1.8875	$1.9010	$1.9309	$1.8976	$1.9213	$1.9266	$1.9560	$1.9657	$1.9956	$1.9919	$1.9984
2015	$2.2484	$2.2781	$2.2451	$2.2767	$2.3031	$2.3216	$2.3460	$2.2402	$2.2130	$2.2404	$2.1749	$2.1672
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$1.8620	n/a	$1.8385	n/a	$1.7949	$1.7681	$1.7481	$1.7319	$1.7689	$1.7870	$1.7935
2013	$1.8451	$1.8186	$1.7913	$1.7640	$1.8232	$1.8202	$1.8328	$1.8706	$1.8866	$1.9202	$1.8875	$1.9307
2014	$1.9783	$1.9514	$1.9961	$2.0298	$1.9919	$2.0150	$2.0554	$2.0878	$2.1206	$2.2016	$2.1700	$2.2127
2015	$2.2153	$2.2483	$2.2149	$2.1404	$2.1587	$2.2152	$2.1700	$2.1840	$2.2199	$2.2594	$2.2193	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	$0.9924	n/a	$0.9919	n/a	$0.9919	n/a	$0.9573
2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994	$1.0202	$1.0290	$1.0341	$1.0088	$0.9773	$0.9837
2014	$1.0255	$1.0053	$1.0123	$1.0280	$1.0101	$1.0225	$1.0251	$1.0400	$1.0447	$1.0594	$1.0574	$1.0605
2015	$1.1824	$1.1969	$1.1804	$1.1958	$1.2086	$1.2176	$1.2294	$1.1744	$1.1599	$1.1740	$1.1394	$1.1352
2016	$1.2117	$1.2031	$1.2158	$1.2247	$1.1757	$1.1848	$1.1916	$1.1651	$1.1662	$1.1452	$1.1723	$1.2041

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	$0.9993	n/a	$0.9863	n/a	$0.9625	$0.9479	$0.9370	$0.9282	$0.9478	$0.9573	$0.9606
2013	$0.9856	$0.9712	$0.9564	$0.9417	$0.9731	$0.9712	$0.9778	$0.9982	$1.0071	$1.0238	$1.0072	$1.0288
2014	$1.0495	$1.0351	$1.0586	$1.0754	$1.0559	$1.0677	$1.0876	$1.1036	$1.1197	$1.1598	$1.1439	$1.1649
2015	$1.1601	$1.1772	$1.1594	$1.1202	$1.1296	$1.1589	$1.1350	$1.1421	$1.1606	$1.1810	$1.1598	$1.1615
2016	$1.1958	$1.2130	$1.2128	$1.1888	$1.1678	$1.1834	$1.1572	$1.1516	$1.1348	$1.1375	$1.1665	$1.1524

NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9759	$0.9459	$0.9525
2014	$0.9979	$0.9787	$0.9859	$1.0017	$0.9846	$0.9971	$1.0001	$1.0149	$1.0198	$1.0346	$1.0330	$1.0363
2015	$1.1609	$1.1755	$1.1597	$1.1752	$1.1883	$1.1974	$1.2095	$1.1559	$1.1421	$1.1564	$1.1229	$1.1192
2016	$1.2010	$1.1931	$1.2061	$1.2153	$1.1672	$1.1767	$1.1840	$1.1581	$1.1597	$1.1392	$1.1668	$1.1988

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.9546	$0.9411	$0.9271	$0.9132	$0.9441	$0.9427	$0.9495	$0.9697	$0.9787	$0.9953	$0.9794	$1.0007
2014	$1.0261	$1.0124	$1.0358	$1.0526	$1.0340	$1.0458	$1.0657	$1.0817	$1.0979	$1.1375	$1.1223	$1.1433
2015	$1.1442	$1.1615	$1.1445	$1.1062	$1.1159	$1.1453	$1.1222	$1.1297	$1.1485	$1.1692	$1.1487	$1.1508
2016	$1.1911	$1.2087	$1.2091	$1.1856	$1.1652	$1.1812	$1.1555	$1.1504	$1.1341	$1.1372	$1.1668	$1.1531

NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9692	$0.9759
2014	$1.0225	$1.0028	$1.0102	$1.0264	$1.0089	$1.0217	$1.0247	$1.0400	$1.0450	$1.0601	$1.0584	$1.0619
2015	$1.1895	$1.2045	$1.1883	$1.2042	$1.2176	$1.2270	$1.2393	$1.1844	$1.1702	$1.1850	$1.1505	$1.1468
2016	$1.2307	$1.2225	$1.2358	$1.2452	$1.1959	$1.2057	$1.2132	$1.1866	$1.1883	$1.1673	$1.1955	$1.2284

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.9782	$0.9643	$0.9500	$0.9358	$0.9674	$0.9660	$0.9729	$0.9936	$1.0028	$1.0198	$1.0036	$1.0254
2014	$1.0514	$1.0373	$1.0613	$1.0785	$1.0595	$1.0716	$1.0920	$1.1084	$1.1249	$1.1656	$1.1500	$1.1715
2015	$1.1724	$1.1901	$1.1727	$1.1335	$1.1434	$1.1736	$1.1499	$1.1575	$1.1768	$1.1980	$1.1770	$1.1792
2016	$1.2205	$1.2385	$1.2389	$1.2149	$1.1939	$1.2103	$1.1840	$1.1788	$1.1621	$1.1653	$1.1956	$1.1816

NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2015	n/a	n/a	$0.9862	$0.9991	$1.0098	$1.0173	$1.0272	$0.9812	$0.9691	$0.9809	$0.9520	$0.9485
2016	$1.0124	$1.0052	$1.0158	$1.0232	$0.9823	$0.9899	$0.9956	$0.9735	$0.9744	$0.9568	$0.9795	$1.0060

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2015	$0.9693	$0.9835	$0.9687	$0.9360	$0.9438	$0.9683	$0.9483	$0.9542	$0.9697	$0.9868	$0.9690	$0.9704
2016	$0.9992	$1.0135	$1.0133	$0.9933	$0.9757	$0.9887	$0.9668	$0.9622	$0.9481	$0.9504	$0.9747	$0.9629

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

Total Trading
Year ended December 31, 2016	Profit (Loss)

Interest Rates	$48,174,692
Agricultural	(5,108,659)
Currencies	23,899,963
Energy	(20,731,130)
Metals	(30,523,950)
Stock Indices	(121,465)
Subtotal	15,589,451
Brokerage Commissions	(909,013)
Total	$14,680,438

The Fund experienced a net trading profit of $15,589,451 before brokerage commissions and related fees for the year ended December 31, 2016. The Fund’s profits were primarily attributable to the interest rates and currency sectors. The stock indices, agriculture, energy and metal sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as the Euribor and Bunds futures prices both recovered their December losses during January. Profits were posted to the Fund in the middle of the quarter due to profits in Eurodollar, Bund and Japanese government bond futures prices.  Losses were posted to the Fund at the end of the quarter. In U.S. government bonds, yields rose for the first half of March only to fall by month end. The Trading Program was reducing its position in these markets during March, and hence incurred losses. Losses were posted to the Fund at the beginning of the second quarter as long positions in bonds and short-term interest rates weighed on returns. Profits were posted to the Fund in the middle of the second quarter as the German bunds led the bond sector returns. Profits were posted to the Fund at the end of the second quarter due to the Trading Program’s positions in short-term interest rate futures. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s long positions in bonds. Losses were posted to the Fund in the middle of the quarter. Hawkish comments from Janet Yellen and Stanley Fischer, the respective chair and vice-chair of the U.S. Federal Reserve, increased expectations of a further U.S. rate rise in 2016 which led to losses from the Trading Program’s long positions in U.S. government bonds. Losses were posted to the Fund at the end of the third quarter. The Trading Program’s long positions in U.S. government bonds undid profits earned in German government bonds. Losses were posted to the Fund at the beginning of the fourth quarter due to the long positions across bonds and short-term interest rates dropping amid rising long-term yields and increasing expectations of a U.S. rate hike. Losses were posted to the Fund in the middle of the fourth quarter as rising yields led to significant reductions in the Trading Program’s long fixed income positions during November. Profits were posted to the Fund at the end of the fourth quarter as a short position in Eurodollar futures was profitable as markets revised their U.S. interest rate expectations upwards.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter which were reversed in the middle of the quarter. One of the most notable developments in February was the British pound sliding lower versus the U.S. dollar as heightened concerns around “Brexit” took hold — that is the possibility of Britain exiting the European Union. Losses were posted to the Fund at the end of the first quarter where strengthening euro- and sterling-U.S. dollar exchange rates and an upwards shift in the eurodollar term structure led to the most notable detractors. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s long positions in the Japanese yen, which rallied at the end of April after the Bank of Japan decided against further monetary easing. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s long positioning in the Japanese yen and the Australian dollar held back returns. Profits were posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter. Performance was driven by market movements towards the end of July as a strengthening Euro hurt the Trading Program’s short position in the shared currency. Losses were posted to the Fund in the middle of the quarter as the U.S. dollar weighed on the Trading Program’s long positioning against the Japanese yen. Profits were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in the Japanese yen.  Profits were posted to the Fund at the beginning of the fourth quarter as the Trading Program gained from short positions in the British pound and the euro, although a longstanding position in the Japanese yen gave up some of its year-to-date gains after losing ground against the U.S. dollar. Losses were posted to the Fund in the middle of the fourth quarter as profits from a short position in the euro were undone by positioning in emerging market currencies and the British pound. Profits were posted to the Fund at the end of the fourth quarter as the Trading Program benefited from mostly long positioning in the Japanese yen and a short position in the British pound. The Trading Program’s position added value during sterling’s sharp depreciation after the EU referendum result and the ensuing downwards trend. Emerging market currencies also contributed to returns overall, particularly the Brazilian real which appreciated over the course of the year.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter which reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the quarter as global stock markets were steadier in February as compared with January. Losses were posted to the Fund at the end of the first quarter due to the Trading Program’s short exposure to the equity markets. Losses were posted to the Fund at the beginning of the second quarter. Profits were posted to the Fund in the middle of the second quarter as global stock markets rose in May. Losses were posted to the Fund at the end of the second quarter as there were sell-offs in global stock markets. Profits were posted to the Fund at the beginning of the third quarter. The Trading Program’s long positions in stock indices, particularly in the U.S. S&P 500 was the biggest contributor to performance. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in stock indices particularly in the Hang Seng. Profits were posted to the Fund at the end of the third quarter despite negative headlines around the European banking sector weighing on the Eurostoxx 50 and the DAX. Profits were posted to the Fund at the beginning of the fourth quarter as returns were mixed at the market level. Profits were posted to the Fund in the middle of the fourth quarter as the Trading Program’s long stock index positions, most notably in the U.S. and Japan, added value. Profits were posted to the Fund at the end of the fourth quarter.  The Trading Program was long stock indices again overall, leaving it well positioned for subsequent market gains, particularly in the S&P 500.

The agriculture sector posted losses to the Fund.  Profits were posted to the Fund at the beginning through the middle of the first quarter. Losses were posted to the Fund at the end of the first quarter due to the Trading Program’s short exposure in crops futures.  Losses were posted to the Fund at the beginning of the second quarter. The crops sector was an area that detracted from performance as corn and soybean prices surged in response to poor weather conditions in South America. Profits were posted to the Fund in the middle through the end of the second quarter. Crops performed well after a difficult April thanks largely to profits from trading in soybeans. Losses were posted to the Fund at the beginning of the third quarter. Profits were reduced by the Trading Program’s long positions in crops and returns in the crops sector were held back after soybean markets sold off on forecasts of favorable growing conditions. Profits were posted to the Fund in the middle of the quarter only to be reversed at the end of the third quarter which carried into the beginning of the fourth quarter. Profits were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s short positions in crops. Losses were posted to the Fund at the end of the fourth quarter.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter as the Trading Program continued to follow the crude oil price lower amid rising stockpiles and the removal of sanctions on Iran. Profits were posted to the Fund in the middle of the quarter. A steady and profitable downwards trend in natural gas prices outshone the Trading Program’s crude oil positioning, which made minimal gains in February after relatively strong performance in January. Losses were posted to the Fund at the end of the first quarter.  The Fund gave up part of its year-to-date profits within energies as the West Texas Intermediate crude prices went up per barrel in March.  Losses were posted to the Fund at the beginning of the second quarter. The rising prices caused the Trading Program’s short positions to detract from performance, particularly in heating oil futures which rose in value during April. Losses were posted to the Fund in the middle through the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short positions in energy. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s short positions suffered as crude oil rallied during the first half of August on hopes of a production freeze. Losses were posted to the Fund at the end of the third quarter. Losses were posted to the Fund at the beginning of the fourth quarter as energies were reduced in October. Losses were posted to the Fund in the middle of the fourth quarter as crude oil and natural gas led the losses in energies, while rising yields led to significant reductions in the long fixed income positions during the month. Losses were posted to the Fund at the end of the fourth quarter due to the Trading Program’s short crude oil positions which led to losses in the energies sector.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the first quarter. The Trading Program’s short position in a rising gold price detracted from performance. Losses were posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s long positions in precious metals. Losses were posted to the Fund in the middle of the second quarter as an increased exposure to gold was responsible for most of the negative performance from the precious metals sector. Profits were posted to the Fund at the end of the second quarter due to the Trading Program’s gold positions. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s long positions in precious metals. Losses were posted to the Fund in the middle of the quarter. The Trading Program’s gains from short positions were undone by losses in long positions amid generally falling prices. Losses were posted to the Fund at the end of the third quarter. The Trading Program started September with profits in precious metals but the European Central Bank announcing that it had not discussed extending its quantitative easing program triggered a market selloff and dragged performance into negative territory. Losses were posted to the Fund at the beginning of the fourth quarter. The Trading Program’s long positions across bonds and short-term interest rates dropped amid rising yields and increasing expectations of a U.S. rate hike. The latter also boosted the U.S. dollar which weighed on precious metals, hurting the Trading Program’s long positions in gold and silver. Losses were posted to the Fund in the middle of the fourth quarter. A strengthened U.S. dollar also weighed on gold, with the precious metal falling below US$1,200 a troy ounce for the first time since February. Losses were posted to the Fund at the end of the fourth quarter as a reversal in the recent copper rally weighed on performance in the base metals sector.

Total Trading
Year ended December 31, 2015	Profit (Loss)

Interest Rates	$17,080,347
Agricultural	3,186,283
Currencies	(8,966,092)
Energy	36,538,775
Metals	8,631,611
Stock Indices	(26,141,465)
Subtotal	30,329,459
Brokerage Commissions	(1,114,645)
Total	$29,214,814

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2015 of $30,329,459. The Fund’s profits were primarily attributable to the interest rates, energy and currency sectors posting profits. The metal, stock indices and agriculture sectors posted losses.

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

The Fund generally earns interest based on BofA Corp.’s “Interest Earning Program.” The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for the currencies designated by MLPF&S as “negative interest rate currencies,” see Item 1(c) “Narrative Description of Business—Cash Management and Interest.”   The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2016 and December 31, 2015, the Fund’s average period-end Net Asset Value was approximately $969,936,827 and $1,055,898,502, respectively.

December 31, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$4,089,851	0.42%	$7,138,751	$2,312,825
Currencies	9,504,223	0.98%	21,985,842	7,891
Energy	8,870,865	0.91%	31,287,902	563,007
Interest Rates	30,586,257	3.15%	59,972,949	9,746,242
Metals	8,175,310	0.84%	12,748,853	4,731,694
Stock Indices	4,192,835	0.43%	9,648,214	1,507,734

TOTAL	$65,419,341	6.73%	$142,782,511	$18,869,393

December 31, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$6,913,634	0.65%	$13,834,885	$2,714,785
Currencies	9,329,593	0.88%	15,759,994	2,206,360
Energy	3,212,942	0.30%	5,524,077	1,903,287
Interest Rates	41,561,940	3.94%	56,151,635	24,738,289
Metals	7,378,020	0.70%	12,058,917	2,833,120
Stock Indices	8,891,046	0.84%	17,645,825	2,530,879

TOTAL	$77,287,175	7.31%	$120,975,333	$36,926,720

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2016.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016.

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

Net Income (Loss) per quarter

Eight quarters through December 31, 2016

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2016	2016	2016	2016	2015	2015	2015	2015
Total Income (Loss)	$(19,712,849)	$(11,498,263)	$20,662,996	$27,076,758	$8,206,879	$27,587,445	$(70,405,389)	$63,864,336
Total Expenses	8,163,252	8,590,215	8,620,925	9,106,909	9,126,355	9,376,611	9,537,187	20,975,691
Net Income (Loss)	$(27,876,101)	$(20,088,478)	$12,042,071	$17,969,849	$(919,476)	$18,210,834	$(79,942,576)	$42,888,645

Net Income (Loss) per weighted average Unit (a)	$(0.0458)	$(0.0323)	$0.0188	$0.0269	$(0.0013)	$0.0258	$(0.1138)	$0.0644

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2016, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Nancy Fahmy                                                                 Chief Executive Officer, President and Manager

Barbra E. Kocsis                                               Chief Financial Officer and Vice President

Dominick A. Carlino                           Vice President and Manager

Ninon Marapachi                                            Vice President and Manager

Jeff McGoey                                                                      Vice President and Manager

Greg Parets                                                                            Vice President and Manager

John V. Leale                                                                  Vice President and Manager

Nancy Fahmy, age 42, has been the Chief Executive Officer and President of MLAI since October 2015 and is also head of Alternative Investments for the Global Wealth and Retirement Solutions group (“GWRS”), which is a business unit within the BofA Corp. Global Wealth & Investment Management group (“GWIM”), a division within BofA Corp.   The Alternative Investments group is responsible for providing advisors and clients with access to a range of platforms and investments solutions including hedge funds, private equity, managed futures and precious metals.  Since January 2014, she has been a member of MLAI’s Board of Managers.  Prior to her appointment as the head of the Alternative Investment group in July 2015, Ms. Fahmy was a Managing Director within GWIM, and responsible for private equity and real assets origination and distribution within MLAI since December 2012.  She joined MLAI as a Director in April 2006 and was head of private equity and real assets origination and distribution from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ms. Fahmy has been registered with the CFTC as an associated person of MLAI since October 22, 2015, and she has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy has been a NFA associate member and registered as an associated person of MLPF&S since October 2015.

Barbra E. Kocsis, age 50, is the Chief Financial Officer for MLAI and is a Director within BofA Corp.’s Global Technology and Operations group, positions she has held since October 2006. Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007.

Dominick A. Carlino, age 44, has been a Managing Director of MLAI since April 2016, and the head of heading Relationship Management and Business Development Distribution for MLAI, since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners. Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.

Ninon Marapachi, age 39,  has been the head of the Hedge Fund Origination and Product Management team within the BofA Corp. Alternative Investments Group, a division within BofA Corp. that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.   Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  She has been an NFA associate member since February 2011 and registered as an associated person of MLPF&S since March 2011.

Jeff McGoey, age 40, has been a Director within GWRS responsible for Alternative Investment Platform Oversight for BofA Corp. since December 2010.  Mr. McGoey had portfolio oversight of ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments, from May 2008 through December 2010, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and managing various strategic initiatives across the organization.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.

Greg Parets, age 40, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BofA Corp. in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Mr. Parets has been listed as a principal of MLAI since January 2, 2014.

John V. Leale, age 55, is a Director and serves as the Head of the Private Equity and Real Assets Product Origination within BofA Corp. Mr. Leale joined the Alternative Investments group within GWIM in May 2014 and along with his team is responsible for identifying and developing illiquid fund offerings which include private equity, real assets, credit and special situations. Prior to joining Merrill Lynch, Mr. Leale was the head of Private Equity Product Development for Morgan Stanley Wealth Management since 2009.   Mr. Leale is a graduate of St. Peter’s University.

Mr. Leale has been listed as a principal of MLAI since March 1, 2017.

MLAI acts as the sponsor and manager to three public futures funds whose units of limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor and manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                              Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2016 were timely and correctly made.

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

Item 11: Executive Compensation

The Fund does not have any officers or employees. The managers and officers of MLAI are remunerated by BofA Corp. in their respective positions.  The managers and officers do not receive compensation from the Fund. The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BofA Corp. affiliate. MLAI also receives a portion of the management fees.  MLAI or BofA Corp. affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  See Item 1(c) “Narrative Description of Business—Description of Current Charges.”

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

Director Independence:

No person who served as a manager of MLAI during 2016 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2016 and 2015 were $182,400 and $182,400, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2016 and 2015 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2016 and 2015 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2016 and 2015 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Winton FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004 (the “Registration Statement”).

3.02	Sixth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on January 30, 2015.

3.03	Amendment to the Sixth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC.

Exhibit 3.03:	Is incorporated by reference from Exhibit 3.01(i) contain in the registrant’s Report on Form 8-K filed on April 9, 2015.

10.01	Customer Agreement between ML Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the Registration Statement on February 12, 2008.

10.02	Amended and Restated Advisory Agreement among ML Winton FuturesAccess LLC, ML Winton FuturesAccess Ltd., Winton Capital Management Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on March 5, 2015.

10.03	Amendment to the Advisory Agreement by and among ML Winton FuturesAccess LLC, ML Winton FuturesAccess Ltd., Winton Capital Management Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on May 29, 2015.

13.01	2016 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

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

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2017.

ML WINTON FUTURESACCESS LLC

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/Nancy Fahmy
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy Fahmy	Chief Executive Officer, President and Manager	March 17, 2017
Nancy Fahmy	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 17, 2017
Barbra E. Kocsis	(Principal Financial Officer)

/s/Dominick A. Carlino	Vice President and Manager	March 17, 2017
Dominick A. Carlino

/s/Ninon Marapachi	Vice President and Manager	March 17, 2017
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 17, 2017
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 17, 2017
Greg Parets

/s/ John V. Leale	Vice President and Manager	March 17, 2017
John V. Leale

ML WINTON FUTURESACCESS LLC

2016 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2016 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.