Form 10-Q
period 2017-03-31
ML Winton FuturesAccess LLC
filed 2017-05-12
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 31, 2017, 524,883,345 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2017 ON FORM 10-Q

Table of Contents

PART I—FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $74,426,102 for 2017 and $87,747,552 for 2016)	$809,743,228	$889,963,089
Unrealized profit on open futures contracts	10,033,347	22,615,031
Unrealized profit on open forwards contracts	4,916,318	4,887,369
Cash and cash equivalents	446,563	515,711
Other assets	403,273	260,679

TOTAL ASSETS	$825,542,729	$918,241,879

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$6,527	$7,521
Sponsor and Advisory fees payable	2,190,108	2,472,295
Redemptions payable	13,634,565	11,747,492
Unrealized loss on open futures contracts	14,364,490	12,781,752
Unrealized loss on open forwards contracts	2,121,234	3,746,400
Other liabilities	663,443	583,208

Total liabilities	32,980,367	31,338,668

MEMBERS’ CAPITAL:
Members’ Capital (524,883,345 Units and 588,474,702 Units outstanding; unlimited Units authorized)	792,562,362	886,903,211
Total Members’ Capital	792,562,362	886,903,211

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$825,542,729	$918,241,879

NET ASSET VALUE PER UNIT:

Class A	$1.8658	$1.8617
Class C	$1.6538	$1.6543
Class D	$2.0632	$2.0509
Class I	$1.9435	$1.9373
Class M	$1.1593	$1.1524
Class F	$1.1629	$1.1531
Class F1	$1.1916	$1.1816
Class DI	$0.9686	$0.9629

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2017	2016
TRADING PROFIT (LOSS):
Realized, net	$21,966,279	$25,045,686
Change in unrealized, net	(12,510,307)	1,870,228
Brokerage commissions	(208,970)	(243,144)

Total trading profit (loss), net	9,247,002	26,672,770

INVESTMENT INCOME (EXPENSE):
Interest, net	1,047,898	403,988

EXPENSES:
Management fee	4,048,442	4,968,271
Sponsor fee	2,841,862	3,604,442
Performance fee	—	12,169
Other	527,173	522,027
Total expenses	7,417,477	9,106,909

NET INVESTMENT INCOME (LOSS)	(6,369,579)	(8,702,921)

NET INCOME (LOSS)	$2,877,423	$17,969,849

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	60,889,473	63,211,341
Class C	219,122,783	269,712,698
Class D	36,136,127	33,810,930
Class I	26,905,519	28,712,439
Class M	106,017,012	99,544,862
Class F	46,520,691	46,520,691
Class F1	32,348,368	32,348,368
Class DI	37,162,219	93,095,046

Net income (loss) per weighted average Unit
Class A	$0.0046	$0.0313
Class C	$0.0005	$0.0247
Class D	$0.0126	$0.0451
Class I	$0.0067	$0.0382
Class M	$0.0083	$0.0260
Class F	$0.0098	$0.0259
Class F1	$0.0100	$0.0266
Class DI	$0.0055	$0.0221

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(unaudited) (in Units)

	Members’ Units			Members’ Units	Members’ Units			Members’ Units
	December 31, 2015	Subscriptions	Redemptions	March 31, 2016	December 31, 2016	Subscriptions	Redemptions	March 31, 2017
Class A	63,179,258	1,269,892	(1,847,313)	62,601,837	61,945,513	477,806	(4,321,674)	58,101,645
Class C	272,305,731	3,313,695	(9,737,602)	265,881,824	232,428,092	430,907	(35,568,331)	197,290,668
Class D	36,603,739	917,642	(7,106,927)	30,414,454	36,734,074	50,207	(1,857,912)	34,926,369
Class I	29,501,569	499,296	(1,893,603)	28,107,262	28,092,830	352,027	(3,974,153)	24,470,704
Class M	102,050,874	4,526,232	(7,744,291)	98,832,815	108,834,546	7,124,947	(18,909,476)	97,050,017
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI	97,034,119	—	(8,824,217)	88,209,902	41,570,588	—	(7,395,705)	34,174,883

Total Members’ Units	679,544,349	10,526,757	(37,153,953)	652,917,153	588,474,702	8,435,894	(72,027,251)	524,883,345

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(unaudited)

	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2016	Members’ Capital December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2017
Class A	$120,342,696	$2,481,160	$(3,621,690)	$1,981,638	$121,183,804	$115,326,344	$889,589	$(8,085,639)	$278,616	$108,408,910
Class C	465,517,528	5,819,133	(17,208,424)	6,651,590	460,779,827	384,498,441	707,990	(59,031,989)	101,019	326,275,461
Class D	75,664,376	2,000,000	(15,054,585)	1,523,917	64,133,708	75,339,626	104,000	(3,837,517)	454,087	72,060,196
Class I	58,240,855	993,817	(3,882,214)	1,095,515	56,447,973	54,423,920	680,000	(7,725,942)	181,077	47,559,055
Class M	118,530,695	5,355,937	(9,378,259)	2,591,475	117,099,848	125,421,076	8,235,494	(22,025,005)	877,381	112,508,946
Class F	53,536,345	—	—	1,205,971	54,742,316	53,645,210	—	—	455,708	54,100,918
Class F1	38,144,532	—	—	859,251	39,003,783	38,222,098	—	—	324,691	38,546,789
Class DI	94,166,071	—	(8,903,389)	2,060,492	87,323,174	40,026,496	—	(7,129,253)	204,844	33,102,087

Total Members’ Capital	$1,024,143,098	$16,650,047	$(58,048,561)	$17,969,849	$1,000,714,433	$886,903,211	$10,617,073	$(107,835,345)	$2,877,423	$792,562,362

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8617	$1.6543	$2.0509	$1.9373	$1.1524	$1.1531	$1.1816	$0.9629

Net realized and net change in unrealized trading profit (loss)	0.0198	0.0176	0.0218	0.0206	0.0123	0.0123	0.0126	0.0102
Brokerage commissions	(0.0005)	(0.0004)	(0.0005)	(0.0005)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Interest income, net	0.0023	0.0020	0.0025	0.0024	0.0014	0.0014	0.0015	0.0012
Expenses	(0.0175)	(0.0197)	(0.0115)	(0.0163)	(0.0065)	(0.0036)	(0.0038)	(0.0055)

Net asset value, end of period	$1.8658	$1.6538	$2.0632	$1.9435	$1.1593	$1.1629	$1.1916	$0.9686

Total Return: (a) (c)

Total return before Performance fees	0.22%	-0.03%	0.60%	0.32%	0.60%	0.85%	0.85%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.22%	-0.03%	0.60%	0.32%	0.60%	0.85%	0.85%	0.60%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.94%	1.19%	0.56%	0.84%	0.56%	0.31%	0.31%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.84%	0.56%	0.31%	0.31%	0.56%

Net investment income (loss) (excluding Performance fees)	-0.81%	-1.06%	-0.44%	-0.71%	-0.44%	-0.19%	-0.19%	-0.44%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.81%	-1.06%	-0.44%	-0.71%	-0.44%	-0.19%	-0.19%	-0.44%

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2017, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2017 and December 31, 2016 and the results of its operations for the three month periods ended March 31, 2017 and 2016.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2017 and December 31, 2016, are as follows:

March 31, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	622	$(67,895)	-0.01%	(2,342)	$1,778,833	0.22%	$1,710,938	0.21%	April 2017 - September 2017
Currencies - Futures	855	424,920	0.05%	(2,871)	(3,813,926)	-0.48%	(3,389,006)	-0.43%	June 2017
Currencies - Forwards*	359,866,510	3,696,417	0.47%	(185,168,607)	(901,333)	-0.11%	2,795,084	0.36%	April 2017 - June 2017
Energy	281	(25,229)	0.00%	(332)	(578,674)	-0.07%	(603,903)	-0.07%	April 2017 - June 2017
Interest rates	4,482	61,742	0.01%	(8,486)	(2,440,305)	-0.31%	(2,378,563)	-0.30%	June 2017 - March 2020
Metals	752	194,685	0.02%	(456)	(296,702)	-0.04%	(102,017)	-0.02%	May 2017 - July 2017
Stock indices	8,054	1,326,191	0.17%	(940)	(894,783)	-0.11%	431,408	0.06%	April 2017 - June 2017

Total		$5,610,831	0.71%		$(7,146,890)	-0.90%	$(1,536,059)	-0.19%

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,343	$(829,500)	-0.09%	(2,577)	$3,088,279	0.35%	$2,258,779	0.26%	January 2017 - May 2017
Currencies - Futures	—	—	0.00%	(4,246)	4,263,986	0.48%	4,263,986	0.48%	March 2017
Currencies - Forwards*	375,072,969	2,624,303	0.30%	(228,896,545)	(1,483,334)	-0.17%	1,140,969	0.13%	January 2017 - March 2017
Energy	545	587,351	0.07%	(210)	(425,312)	-0.05%	162,039	0.02%	January 2017 - March 2017
Interest rates	3,943	924,684	0.10%	(7,799)	891,077	0.10%	1,815,761	0.20%	March 2017 - December 2019
Metals	1,245	(1,075,952)	-0.12%	(1,533)	(490,328)	-0.06%	(1,566,280)	-0.18%	January 2017 - April 2017
Stock indices	7,991	2,944,929	0.33%	(283)	(45,935)	-0.01%	2,898,994	0.32%	January 2017 - March 2017

Total		$5,175,815	0.59%		$5,798,433	0.64%	$10,974,248	1.23%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2017 and December 31, 2016. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund has determined that Level I investments would include its futures and options contracts where quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using observable prices of investments with similar characteristics and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2017 or the year ended December 31, 2016.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2017 and December 31, 2016, are as follows:

2017

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$10,033,347	$8,997,923	$1,035,424	$—
Forwards	4,916,318	—	4,916,318	—
	$14,949,665	$8,997,923	$5,951,742	$—

Liabilities
Futures	$14,364,490	$13,411,401	$953,089	$—
Forwards	2,121,234	—	2,121,234	—
	$16,485,724	$13,411,401	$3,074,323	$—

March 31, 2017	$(1,536,059)	$(4,413,478)	$2,877,419	$—

2016

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$22,615,031	$20,445,969	$2,169,062	$—
Forwards	4,887,369	—	4,887,369	—
	$27,502,400	$20,445,969	$7,056,431	$—

Liabilities
Futures	$12,781,752	$7,394,064	$5,387,688	$—
Forwards	3,746,400	—	3,746,400	—
	$16,528,152	$7,394,064	$9,134,088	$—

December 31, 2016	$10,974,248	$13,051,905	$(2,077,657)	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2017 and year ended December 31, 2016 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2017 and December 31, 2016, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2017 and 2016:

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(1,143,721)	$518,584
Currencies	(4,632,304)	(5,087,567)
Energy	(5,823,535)	7,606,678
Interest rates	(5,191,179)	50,653,534
Metals	(5,030,103)	(19,142,171)
Stock indices	31,276,814	(7,633,144)

Total, net	$9,455,972	$26,915,914

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of March 31, 2017 and December 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets.   The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2017, and 2016 amounted to

$44,493 and $56,481, respectively, of which $45,970 and $49,057 was payable to the Transfer Agent as of March 31, 2017 and December 31, 2016, respectively.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$1.9859	$1.9706	$1.9902	$2.0034	$1.9221	$1.9358
2017	$1.8625	$1.8332	$1.8885	$1.8703	$1.8851	$1.8658

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$1.7816	$1.7672	$1.7839	$1.7950	$1.7215	$1.7330
2017	$1.6542	$1.6275	$1.6759	$1.6591	$1.6715	$1.6538

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$2.1565	$2.1412	$2.1638	$2.1795	$2.0924	$2.1087
2017	$2.0530	$2.0220	$2.0843	$2.0655	$2.0831	$2.0632

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$2.0585	$2.0431	$2.0637	$2.0777	$1.9937	$2.0083
2017	$1.9384	$1.9082	$1.9661	$1.9475	$1.9632	$1.9435

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$1.2117	$1.2031	$1.2158	$1.2247	$1.1757	$1.1848
2017	$1.1536	$1.1361	$1.1711	$1.1606	$1.1705	$1.1593

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$1.2010	$1.1931	$1.2061	$1.2153	$1.1672	$1.1767
2017	$1.1548	$1.1378	$1.1734	$1.1633	$1.1737	$1.1629

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$1.2307	$1.2225	$1.2358	$1.2452	$1.1959	$1.2057
2017	$1.1833	$1.1659	$1.2023	$1.1920	$1.2026	$1.1916

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2016	$1.0124	$1.0052	$1.0158	$1.0232	$0.9823	$0.9899
2017	$0.9638	$0.9493	$0.9785	$0.9697	$0.9780	$0.9686

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

For the three month period ended March 31, 2017, Fund capital decreased 10.64% from $886,903,211 to $792,562,362.  This decrease was attributable to the net income from operations of $2,877,423 coupled with the redemption of 72,027,251 redeemable Units resulting in an outflow of $107,835,345. The cash outflow was offset with cash inflow of $10,617,073 due to subscriptions of 8,435,894 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2013.

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

Results of Operations

January 1, 2017 to March 31, 2017

January 1, 2017 to March 31, 2017

The Fund experienced a net trading profit of $9,455,972 before brokerage commissions and related fees for the first quarter ended March 31, 2017. The Fund’s profits were primarily attributable to the stock indices sector. The agriculture, currencies, metals, energy and interest rate sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The Trading Program’s long positions in most stock markets added value over the course of January, with the NASDAQ driving the positive contribution to returns as information technology stocks outperformed the wider U.S. market. Profits were posted to the Fund in the middle of the quarter. The Trading Program’s long positions in the S&P 500 and NASDAQ resulted in profits in this sector which posted gains. Profits were posted to the Fund at the end of the quarter due to the European markets leading the sector.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Profits were posted to the Fund in the middle through the end of the quarter due to the Trading Program’s short exposure in crops futures.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The Trading Program’s short positions in the Euro and the Japanese yen led the losses in currencies, but were partly offset by long positions in appreciating emerging market currencies. Profits were posted to the Fund in the middle of the quarter. Currencies recovered the majority of the Trading Program’s  January losses with the Fund’s short position in the Euro benefitting from the euro-U.S. dollar exchange rate falling back to near where it started the year. Profits also came from the Trading Program’s long positions in emerging market currencies such as the Indian rupee and the Chinese yuan, where increasing positions during the month reduced the Fund’s long exposure to the U.S. dollar. Losses were posted to the Fund at the end of the quarter. The Trading Program’s long positions in a number of emerging markets currencies added value, most notably the Indian rupee, however were not enough to offset the short positions in the appreciating Japanese yen and Euro.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Precious metals, particularly gold, detracted from returns in January, although base metals were profitable due to the Trading Program’s long position in copper. Losses were posted to the Fund in the middle of the quarter. Price gains weighed on the Trading Program’s short position in gold, which was reduced over the course February. Losses were posted to the Fund at the end of the quarter.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Energy markets fell in January and most notably in natural gas amid expectations of a mild winter. Losses were posted to the Fund in the middle of the quarter as falling natural gas prices resulted in losses from the Trading Program’s long position in the market. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long position in Brent crude detracting from returns.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter which were reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the quarter. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in German government bonds weighing on returns.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2017 and 2016, the Fund’s average capitalization was $843,985,577 and $1,028,998,715, respectively.

March 31, 2017

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$17,652,154	2.09%	$18,361,517	$16,841,691
Currencies	6,127,634	0.73%	6,373,877	5,846,296
Energy	6,230,611	0.74%	6,480,992	5,944,545
Interest Rates	24,540,199	2.91%	25,526,364	23,413,486
Metals	1,052,534	0.12%	1,094,830	1,004,209
Stock Indices	4,450,939	0.53%	4,629,803	4,246,583

TOTAL	$60,054,071	7.12%	$62,467,383	$57,296,810

March 31, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,680,790	0.26%	$3,014,342	$2,312,825
Currencies	85,000	0.01%	95,576	73,333
Energy	652,580	0.06%	733,776	563,007
Interest Rates	53,336,649	5.18%	59,972,949	46,015,668
Metals	11,338,130	1.10%	12,748,853	9,781,860
Stock Indices	1,747,610	0.17%	1,965,053	1,507,734

TOTAL	$69,840,759	6.78%	$78,530,549	$60,254,427

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector. There have been no material changes at March 31, 2017.

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

Currencies

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/China renminbi, U.S. dollar/Euro and U.S. dollar/Indian rupee positions. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk (“VaR”) figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016. There have been no material changes at March 31, 2017.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that it will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 17, 2017.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/1/2017	$235,839	126,680	$1.8617
1/16/2017	445,500	239,195	1.8625
2/1/2017	98,750	53,868	1.8332
2/16/2017	24,500	12,973	1.8885
3/1/2017	—	—	1.8703
3/16/2017	85,000	45,090	1.8851
4/1/2017	359,955	192,923	1.8658

CLASS C *

	Subscription
	Amount	Units	NAV (1)
1/1/2017	$403,000	243,608	$1.6543
1/16/2017	10,000	6,045	1.6542
2/1/2017	294,990	181,254	1.6275
2/16/2017	—	—	1.6759
3/1/2017	—	—	1.6591
3/16/2017	—	—	1.6715
4/1/2017	—	—	1.6538

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/1/2017	$—	—	$2.0509
1/16/2017	40,000	19,484	2.0530
2/1/2017	—	—	2.0220
2/16/2017	—	—	2.0843
3/1/2017	—	—	2.0655
3/16/2017	64,000	30,723	2.0831
4/1/2017	—	—	2.0632

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/1/2017	$550,000	283,900	$1.9373
1/16/2017	—	—	1.9384
2/1/2017	130,000	68,127	1.9082
2/16/2017	—	—	1.9661
3/1/2017	—	—	1.9475
3/16/2017	—	—	1.9632
4/1/2017	600,000	308,721	1.9435

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/1/2017	$1,596,694	1,385,538	$1.1524
1/16/2017	100,000	86,685	1.1536
2/1/2017	1,173,000	1,032,480	1.1361
2/16/2017	100,000	85,390	1.1711
3/1/2017	4,952,729	4,267,386	1.1606
3/16/2017	313,071	267,468	1.1705
4/1/2017	356,456	307,475	1.1593

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/1/2017	$—	—	$1.1531
1/16/2017	—	—	1.1548
2/1/2017	—	—	1.1378
2/16/2017	—	—	1.1734
3/1/2017	—	—	1.1633
3/16/2017	—	—	1.1737
4/1/2017	—	—	1.1629

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/1/2017	$—	—	$1.1816
1/16/2017	—	—	1.1833
2/1/2017	—	—	1.1659
2/16/2017	—	—	1.2023
3/1/2017	—	—	1.1920
3/16/2017	—	—	1.2026
4/1/2017	—	—	1.1916

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/1/2017	$—	—	$0.9629
1/16/2017	—	—	0.9638
2/1/2017	—	—	0.9493
2/16/2017	—	—	0.9785
3/1/2017	—	—	0.9697
3/16/2017	—	—	0.9780
4/1/2017	1,343,485	1,387,038	0.9686

(1) Beginning of the period Net Asset Value

(* For Class C — Effective after February 1, 2017, the Fund will no longer offer Class C Units to new or existing investors.)

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of  an investor’s gross subscription amount. Effective after February 1, 2017 the range of upfront sales commissions applicable to the Class A Units was updated to be up to 2.5%. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.

(b)         Not applicable.

(c)          Not applicable.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02      Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 12, 2017	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)