Form 10-Q
period 2017-06-30
ML Winton FuturesAccess LLC
filed 2017-08-11
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐                                         No  ☒

As of June 30, 2017, 492,243,123 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2017 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $58,298,905 for 2017 and $87,747,552 for 2016)	$739,759,116	$889,963,089
Unrealized profit on open futures contracts	5,707,601	22,615,031
Unrealized profit on open forwards contracts	2,363,095	4,887,369
Cash and cash equivalents	487,408	515,711
Other assets	505,714	260,679

TOTAL ASSETS	$748,822,934	$918,241,879

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$5,697	$7,521
Sponsor and Advisory fees payable	1,934,682	2,472,295
Redemptions payable	11,267,661	11,747,492
Unrealized loss on open futures contracts	17,106,953	12,781,752
Unrealized loss on open forwards contracts	2,517,869	3,746,400
Other liabilities	485,302	583,208

Total liabilities	33,318,164	31,338,668

MEMBERS’ CAPITAL:
Members’ Capital (492,243,123 Units and 588,474,702 Units outstanding; unlimited Units authorized)	715,504,770	886,903,211
Total Members’ Capital	715,504,770	886,903,211

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$748,822,934	$918,241,879

NET ASSET VALUE PER UNIT:

Class A	$1.8035	$1.8617
Class C	$1.5945	$1.6543
Class D	$2.0017	$2.0509
Class I	$1.8804	$1.9373
Class M	$1.1247	$1.1524
Class F	$1.1311	$1.1531
Class F1	$1.1590	$1.1816
Class DI	$0.9397	$0.9629

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
TRADING PROFIT (LOSS):

Realized, net	$(9,627,630)	$(24,504,718)	$12,338,649	$540,968
Change in unrealized, net	(10,018,067)	44,981,234	(22,528,374)	46,851,462
Brokerage commissions	(209,347)	(220,594)	(418,317)	(463,738)

Total trading profit (loss), net	(19,855,044)	20,255,922	(10,608,042)	46,928,692

INVESTMENT INCOME (EXPENSE):
Interest, net	1,440,272	407,074	2,488,170	811,062

EXPENSES:
Management fee	3,597,579	4,660,402	7,646,021	9,628,673
Sponsor fee	2,442,115	3,427,021	5,283,977	7,031,463
Performance fee	—	(3,857)	—	8,312
Other	498,271	537,359	1,025,444	1,059,386
Total expenses	6,537,965	8,620,925	13,955,442	17,727,834

NET INVESTMENT INCOME (LOSS)	(5,097,693)	(8,213,851)	(11,467,272)	(16,916,772)

NET INCOME (LOSS)	$(24,952,737)	$12,042,071	$(22,075,314)	$30,011,920

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	57,166,271	63,001,686	59,027,872	63,106,513
Class C	188,476,086	263,624,973	203,799,434	266,668,836
Class D	33,894,880	30,553,473	35,015,503	32,182,201
Class I	24,206,227	27,876,865	25,555,873	28,294,652
Class M	98,299,703	100,800,528	102,158,357	100,172,695
Class F	46,520,691	46,520,691	46,520,691	46,520,691
Class F1	32,348,368	32,348,368	32,348,368	32,348,368
Class DI	34,074,406	76,463,337	35,618,312	84,779,192

Net income (loss) per weighted average Unit
Class A	$(0.0617)	$0.0243	$(0.0550)	$0.0557
Class C	$(0.0586)	$0.0165	$(0.0537)	$0.0412
Class D	$(0.0595)	$0.0355	$(0.0446)	$0.0811
Class I	$(0.0621)	$0.0254	$(0.0517)	$0.0637
Class M	$(0.0345)	$0.0193	$(0.0246)	$0.0453
Class F	$(0.0318)	$0.0221	$(0.0220)	$0.0480
Class F1	$(0.0326)	$0.0227	$(0.0226)	$0.0492
Class DI	$(0.0276)	$0.0087	$(0.0206)	$0.0322

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited) (in Units)

	Members’ Units			Members’ Units	Members’ Units			Members’ Units
	December 31, 2015	Subscriptions	Redemptions	June 30, 2016	December 31, 2016	Subscriptions	Redemptions	June 30, 2017
Class A	63,179,258	2,975,726	(3,506,443)	62,648,541	61,945,513	1,032,815	(9,443,809)	53,534,519
Class C	272,305,731	5,194,491	(18,132,979)	259,367,243	232,428,092	430,907	(54,734,468)	178,124,531
Class D	36,603,739	1,334,697	(7,106,926)	30,831,510	36,734,074	50,207	(3,920,891)	32,863,390
Class I	29,501,569	1,305,305	(3,595,138)	27,211,736	28,092,830	712,812	(5,920,387)	22,885,255
Class M	102,050,874	8,595,224	(10,120,221)	100,525,877	108,834,546	13,347,632	(26,842,061)	95,340,117
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI	97,034,119	—	(35,196,281)	61,837,838	41,570,588	1,387,038	(12,331,374)	30,626,252
Total Members’ Units	679,544,349	19,405,443	(77,657,988)	621,291,804	588,474,702	16,961,411	(113,192,990)	492,243,123

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited)

	Members’ Capital				Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	June 30, 2016	December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	June 30, 2017
Class A	$120,342,696	$5,729,615	$(6,801,087)	$3,512,171	$122,783,395	$115,326,344	$1,917,494	$(17,449,040)	$(3,247,681)	$96,547,117
Class C	465,517,528	9,042,099	(31,606,583)	10,993,343	453,946,387	384,498,441	707,990	(90,253,593)	(10,935,787)	284,017,051
Class D	75,664,376	2,850,000	(15,054,585)	2,609,777	66,069,568	75,339,626	104,000	(8,098,188)	(1,562,560)	65,782,878
Class I	58,240,855	2,593,617	(7,251,995)	1,802,454	55,384,931	54,423,920	1,380,000	(11,448,041)	(1,322,436)	43,033,443
Class M	118,530,695	10,102,371	(12,132,540)	4,540,673	121,041,199	125,421,076	15,383,478	(31,056,437)	(2,515,751)	107,232,366
Class F	53,536,345	—	—	2,234,842	55,771,187	53,645,210	—	—	(1,025,384)	52,619,826
Class F1	38,144,532	—	—	1,592,320	39,736,852	38,222,098	—	—	(730,584)	37,491,514
Class DI	94,166,071	—	(34,681,135)	2,726,340	62,211,276	40,026,496	1,343,485	(11,854,275)	(735,131)	28,780,575
Total Members’ Capital	$1,024,143,098	$30,317,702	$(107,527,925)	$30,011,920	$976,944,795	$886,903,211	$20,836,447	$(170,159,574)	$(22,075,314)	$715,504,770

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8658	$1.6538	$2.0632	$1.9435	$1.1593	$1.1629	$1.1916	$0.9686

Net realized and net change in unrealized trading profit (loss)	(0.0481)	(0.0425)	(0.0533)	(0.0501)	(0.0299)	(0.0301)	(0.0308)	(0.0250)
Brokerage commissions	(0.0005)	(0.0004)	(0.0006)	(0.0005)	(0.0003)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	0.0035	0.0031	0.0038	0.0036	0.0022	0.0022	0.0022	0.0018
Expenses	(0.0172)	(0.0195)	(0.0114)	(0.0161)	(0.0066)	(0.0036)	(0.0037)	(0.0054)

Net asset value, end of period	$1.8035	$1.5945	$2.0017	$1.8804	$1.1247	$1.1311	$1.1590	$0.9397

Total Return: (a) (c)

Total return before Performance fees	-3.34%	-3.59%	-2.98%	-3.25%	-2.99%	-2.73%	-2.74%	-2.98%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.34%	-3.59%	-2.98%	-3.25%	-2.99%	-2.73%	-2.74%	-2.98%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.94%	1.19%	0.57%	0.84%	0.57%	0.32%	0.32%	0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.57%	0.84%	0.57%	0.32%	0.32%	0.57%

Net investment income (loss) (excluding Performance fees)	-0.75%	-1.00%	-0.38%	-0.65%	-0.38%	-0.13%	-0.13%	-0.38%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.75%	-1.00%	-0.38%	-0.65%	-0.38%	-0.13%	-0.13%	-0.38%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8617	$1.6543	$2.0509	$1.9373	$1.1524	$1.1531	$1.1816	$0.9629

Net realized and net change in unrealized trading profit (loss)	(0.0283)	(0.0250)	(0.0314)	(0.0295)	(0.0177)	(0.0178)	(0.0182)	(0.0148)
Brokerage commissions	(0.0010)	(0.0009)	(0.0011)	(0.0010)	(0.0006)	(0.0006)	(0.0006)	(0.0005)
Interest income, net	0.0058	0.0051	0.0064	0.0060	0.0036	0.0036	0.0037	0.0030
Expenses	(0.0347)	(0.0390)	(0.0231)	(0.0324)	(0.0130)	(0.0072)	(0.0075)	(0.0109)

Net asset value, end of period	$1.8035	$1.5945	$2.0017	$1.8804	$1.1247	$1.1311	$1.1590	$0.9397

Total Return: (a) (c)

Total return before Performance fees	-3.13%	-3.61%	-2.40%	-2.94%	-2.41%	-1.91%	-1.91%	-2.40%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.13%	-3.61%	-2.40%	-2.94%	-2.41%	-1.91%	-1.91%	-2.40%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.88%	2.38%	1.13%	1.68%	1.13%	0.63%	0.63%	1.13%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.88%	2.38%	1.13%	1.68%	1.13%	0.63%	0.63%	1.13%

Net investment income (loss) (excluding Performance fees)	-1.56%	-2.06%	-0.81%	-1.36%	-0.81%	-0.31%	-0.31%	-0.81%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.56%	-2.06%	-0.81%	-1.36%	-0.81%	-0.31%	-0.31%	-0.81%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI

Net asset value, beginning of period	$1.9358	$1.7330	$2.1087	$2.0083	$1.1848	$1.1767	$1.2057	$0.9899

Net realized and net change in unrealized trading profit (loss)	0.0415	0.0371	0.0455	0.0431	0.0255	0.0255	0.0261	0.0213
Brokerage commissions	(0.0004)	(0.0004)	(0.0005)	(0.0004)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Interest income, net	0.0008	0.0007	0.0009	0.0008	0.0005	0.0005	0.0005	0.0004
Expenses	(0.0178)	(0.0202)	(0.0117)	(0.0165)	(0.0064)	(0.0036)	(0.0036)	(0.0054)

Net asset value, end of period	$1.9599	$1.7502	$2.1429	$2.0353	$1.2041	$1.1988	$1.2284	$1.0060

Total Return: (a) (c)

Total return before Performance fees	1.24%	0.99%	1.62%	1.35%	1.63%	1.88%	1.88%	1.63%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	1.24%	0.99%	1.62%	1.35%	1.63%	1.88%	1.88%	1.63%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%	0.31%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%	0.31%	0.56%

Net investment income (loss) (excluding Performance fees)	-0.89%	-1.14%	-0.51%	-0.79%	-0.51%	-0.26%	-0.26%	-0.51%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.89%	-1.14%	-0.51%	-0.79%	-0.51%	-0.26%	-0.26%	-0.51%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI

Net asset value, beginning of period	$1.9048	$1.7095	$2.0671	$1.9742	$1.1615	$1.1508	$1.1792	$0.9704

Net realized and net change in unrealized trading profit (loss)	0.0905	0.0810	0.0984	0.0938	0.0553	0.0549	0.0563	0.0462
Brokerage commissions	(0.0009)	(0.0008)	(0.0010)	(0.0009)	(0.0005)	(0.0005)	(0.0006)	(0.0005)
Interest income, net	0.0016	0.0014	0.0017	0.0016	0.0010	0.0010	0.0010	0.0008
Expenses	(0.0361)	(0.0409)	(0.0233)	(0.0334)	(0.0132)	(0.0074)	(0.0075)	(0.0109)

Net asset value, end of period	$1.9599	$1.7502	$2.1429	$2.0353	$1.2041	$1.1988	$1.2284	$1.0060

Total Return: (a) (c)

Total return before Performance fees	2.89%	2.38%	3.67%	3.09%	3.67%	4.19%	4.19%	3.67%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%	-0.01%	0.00%
Total return after Performance fees	2.89%	2.38%	3.67%	3.09%	3.67%	4.18%	4.18%	3.67%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.86%	2.36%	1.11%	1.66%	1.11%	0.61%	0.61%	1.11%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%	0.00%
Expenses (including Performance fees)	1.86%	2.36%	1.11%	1.66%	1.11%	0.62%	0.62%	1.11%

Net investment income (loss) (excluding Performance fees)	-1.77%	-2.28%	-1.02%	-1.57%	-1.02%	-0.52%	-0.52%	-1.02%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%	-0.01%	0.00%
Net investment income (loss) (including Performance fees)	-1.77%	-2.28%	-1.02%	-1.57%	-1.02%	-0.53%	-0.53%	-1.02%

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of June 30, 2017, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2017 and December 31, 2016 and the results of its operations for the three and six month periods ended June 30, 2017 and 2016.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.     CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2017 and December 31, 2016, are as follows:

June 30, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	455	$572,730	0.08%	(3,161)	$(640,762)	-0.09%	$(68,032)	-0.01%	July 2017 - March 2018
Currencies - Futures	1,007	5,185	0.00%	(1,847)	71,053	0.01%	76,238	0.01%	September 2017
Currencies - Forwards*	337,124,628	1,733,411	0.24%	(175,035,084)	(1,888,185)	-0.26%	(154,774)	-0.02%	July 2017 - September 2017
Energy	—	—	0.00%	(994)	(2,023,300)	-0.28%	(2,023,300)	-0.28%	July 2017 - September 2017
Interest rates	6,502	(4,745,496)	-0.66%	(697)	88,686	0.01%	(4,656,810)	-0.65%	September 2017 - June 2020
Metals	770	678,557	0.09%	(1,212)	(1,754,461)	-0.25%	(1,075,904)	-0.16%	July 2017 - October 2017
Stock indices	4,877	(4,049,552)	-0.57%	(1,080)	398,008	0.06%	(3,651,544)	-0.51%	July 2017 - September 2017

Total		$(5,805,165)	-0.82%		$(5,748,961)	-0.80%	$(11,554,126)	-1.62%

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,343	$(829,500)	-0.09%	(2,577)	$3,088,279	0.35%	$2,258,779	0.26%	January 2017 - May 2017
Currencies - Futures	—	—	0.00%	(4,246)	4,263,986	0.48%	4,263,986	0.48%	March 2017
Currencies - Forwards*	375,072,969	2,624,303	0.30%	(228,896,545)	(1,483,334)	-0.17%	1,140,969	0.13%	January 2017 - March 2017
Energy	545	587,351	0.07%	(210)	(425,312)	-0.05%	162,039	0.02%	January 2017 - March 2017
Interest rates	3,943	924,684	0.10%	(7,799)	891,077	0.10%	1,815,761	0.20%	March 2017 - December 2019
Metals	1,245	(1,075,952)	-0.12%	(1,533)	(490,328)	-0.06%	(1,566,280)	-0.18%	January 2017 - April 2017
Stock indices	7,991	2,944,929	0.33%	(283)	(45,935)	-0.01%	2,898,994	0.32%	January 2017 - March 2017

Total		$5,175,815	0.59%		$5,798,433	0.64%	$10,974,248	1.23%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2017 and December 31, 2016. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2017 or the year ended December 31, 2016.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2017 and December 31, 2016, are as follows:

2017

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$5,707,601	$4,719,565	$988,036	$—
Forwards	2,363,095	—	2,363,095	—
	$8,070,696	$4,719,565	$3,351,131	$—

Liabilities
Futures	$17,106,953	$14,799,093	$2,307,860	$—
Forwards	2,517,869	—	2,517,869	—
	$19,624,822	$14,799,093	$4,825,729	$—

June 30, 2017	$(11,554,126)	$(10,079,528)	$(1,474,598)	$—

2016

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$22,615,031	$20,445,969	$2,169,062	$—
Forwards	4,887,369	—	4,887,369	—
	$27,502,400	$20,445,969	$7,056,431	$—

Liabilities
Futures	$12,781,752	$7,394,064	$5,387,688	$—
Forwards	3,746,400	—	3,746,400	—
	$16,528,152	$7,394,064	$9,134,088	$—

December 31, 2016	$10,974,248	$13,051,905	$(2,077,657)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2017 and year ended December 31, 2016 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2017 and December 31, 2016, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2017 and 2016:

	For the three months ended	For the six months ended
	June 30, 2017	June 30, 2017
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$3,904,478	$2,760,757
Currencies	(14,175,620)	(18,807,924)
Energy	(7,119,843)	(12,943,378)
Interest rates	(10,595,101)	(15,786,280)
Metals	(3,953,520)	(8,983,623)
Stock indices	12,293,909	43,570,723

Total, net	$(19,645,697)	$(10,189,725)

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net
Agriculture	(2,277,835)	(1,759,252)
Currencies	$13,884,514	$8,796,946
Energy	(9,658,529)	(2,051,851)
Interest rates	26,734,920	77,388,456
Metals	1,247,525	(17,894,646)
Stock indices	(9,454,079)	(17,087,223)

Total, net	$20,476,516	$47,392,430

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

5.              RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2017 and December 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2017, and 2016 amounted to $40,043 and $52,462, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2017, and 2016 amounted to $84,536 and $108,943, respectively, of which $41,729 and $49,057 was payable to the Transfer Agent as of June 30, 2017 and December 31, 2016, respectively.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$1.9859	$1.9706	$1.9902	$2.0034	$1.9221	$1.9358	$1.9457	$1.9012	$1.9018	$1.8663	$1.9094	$1.9599
2017	$1.8625	$1.8332	$1.8885	$1.8703	$1.8851	$1.8658	$1.8451	$1.8462	$1.8643	$1.8427	$1.8331	$1.8035

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$1.7816	$1.7672	$1.7839	$1.7950	$1.7215	$1.7330	$1.7411	$1.7006	$1.7005	$1.6681	$1.7058	$1.7502
2017	$1.6542	$1.6275	$1.6759	$1.6591	$1.6715	$1.6538	$1.6347	$1.6350	$1.6503	$1.6305	$1.6214	$1.5945

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$2.1565	$2.1412	$2.1638	$2.1795	$2.0924	$2.1087	$2.1207	$2.0735	$2.0756	$2.0381	$2.0864	$2.1429
2017	$2.0530	$2.0220	$2.0843	$2.0655	$2.0831	$2.0632	$2.0416	$2.0440	$2.0653	$2.0427	$2.0333	$2.0017

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$2.0585	$2.0431	$2.0637	$2.0777	$1.9937	$2.0083	$2.0189	$1.9730	$1.9741	$1.9375	$1.9826	$2.0353
2017	$1.9384	$1.9082	$1.9661	$1.9475	$1.9632	$1.9435	$1.9223	$1.9237	$1.9428	$1.9207	$1.9110	$1.8804

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$1.2117	$1.2031	$1.2158	$1.2247	$1.1757	$1.1848	$1.1916	$1.1651	$1.1662	$1.1452	$1.1723	$1.2041
2017	$1.1536	$1.1361	$1.1711	$1.1606	$1.1705	$1.1593	$1.1471	$1.1485	$1.1605	$1.1478	$1.1425	$1.1247

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$1.2010	$1.1931	$1.2061	$1.2153	$1.1672	$1.1767	$1.1840	$1.1581	$1.1597	$1.1392	$1.1668	$1.1988
2017	$1.1548	$1.1378	$1.1734	$1.1633	$1.1737	$1.1629	$1.1512	$1.1531	$1.1656	$1.1533	$1.1485	$1.1311

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$1.2307	$1.2225	$1.2358	$1.2452	$1.1959	$1.2057	$1.2132	$1.1866	$1.1883	$1.1673	$1.1955	$1.2284
2017	$1.1833	$1.1659	$1.2023	$1.1920	$1.2026	$1.1916	$1.1796	$1.1815	$1.1943	$1.1818	$1.1768	$1.1590

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2016	$1.0124	$1.0052	$1.0158	$1.0232	$0.9823	$0.9899	$0.9956	$0.9735	$0.9744	$0.9568	$0.9795	$1.0060
2017	$0.9638	$0.9493	$0.9785	$0.9697	$0.9780	$0.9686	$0.9585	$0.9596	$0.9696	$0.9590	$0.9546	$0.9397

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

For the six month period ended June 30, 2017, Fund capital decreased 19.33% from $886,903,211 to $715,504,770.  This decrease was attributable to the net loss from operations of $22,075,314 coupled with the redemption of 113,192,990 redeemable Units resulting in an outflow of $170,159,574. The cash outflow was offset with cash inflow of $20,836,447 due to subscriptions of 16,961,411 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2017 to June 30, 2017

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

April 1, 2017 to June 30, 2017

The Fund experienced a net trading loss of $19,645,697 before brokerage commissions and related fees in the second quarter of 2017. The Fund’s profits were primarily attributable to the stock indices and the agriculture sectors. The metals, energy, interest rates and currency sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. Equity markets maintaining their upward trend in April benefited the Trading Program’s long positions in the S&P 500, NASDAQ and Euro Stoxx 50. Profits were posted to the Fund in the middle of the second quarter due to the Trading Program’s long positions in the S&P 500 and the NASDAQ.  Losses were posted to the Fund at the end of the second quarter. Volatile trading towards the end of June reversed the profits and resulted in negative performance for the month.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter driven by the Trading Program’s short positions in falling crops markets and long positions in rising livestock markets. Profits were posted to the Fund in the middle of the second quarter due to the Trading Program’s short positions in soybeans and sugar. Losses were posted to the Fund at the end of the second quarter driven by the Trading Program’s grain positions — most notably in wheat.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the Trading Program’s positions in aluminum and gold. Losses were posted to the Fund in the middle of the second quarter as rising gold and silver prices weighed on the Trading Program’s short positions in precious metals. Profits were posted to the Fund at the end of the second quarter due to the Trading Program’s precious metals.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the second quarter. The Trading Program’s long positions detracted from performance,

particularly in natural gas and heating oil during May. Losses were posted to the Fund at the end of the second quarter due to the Trading Program’s initial net long positions being whipsawed by the intra-month selloff and subsequent rebound in energy prices.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the Trading Program’s short positions in Eurodollar futures and longer-dated U.S. government bonds against a backdrop of easing U.S. inflation expectations. Losses were posted to the Fund in the middle of the second quarter through the end of the second quarter. The rise in global bond yields in June weighed on the Trading Program’s long positions in European and longer-dated U.S. government bonds.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The Trading Program’s short position in the euro was the largest individual detractor from returns, with the euro-U.S. dollar exchange rate reaching higher levels. The appreciating British pound also cost some performance. Losses were posted to the Fund in the middle of the second quarter due to the Trading Program’s short positions in the euro and the Japanese yen. The Trading Program reduced the euro position and increased short exposure to the Japanese yen. Losses were posted to the Fund at the end of the second quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2017 and 2016, the Fund’s average capitalization was $802,438,928 and $1,001,316,838, respectively.

June 30, 2017

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$12,622,587	1.57%	$18,361,517	$6,960,621
Currencies	4,163,704	0.52%	6,373,877	2,016,562
Energy	6,144,449	0.77%	6,480,992	5,553,710
Interest Rates	17,132,121	2.14%	25,526,364	8,914,157
Metals	2,604,644	0.32%	4,381,162	1,004,209
Stock Indices	10,938,921	1.36%	18,367,715	4,246,583

TOTAL	$53,606,426	6.68%	$79,491,627	$28,695,842

June 30, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,564,952	0.36%	$4,617,813	$2,312,825
Currencies	10,633,826	1.06%	21,985,842	73,333
Energy	748,259	0.07%	875,939	563,007
Interest Rates	38,176,383	3.81%	59,972,949	21,967,907
Metals	8,147,799	0.81%	12,748,853	4,731,694
Stock Indices	1,743,124	0.17%	1,965,053	1,507,734

TOTAL	$63,014,343	6.28%	$102,166,449	$31,156,500

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector. There have been no material changes at June 30, 2017.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016. There have been no material changes at June 30, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$235,839	126,680	$1.8617
1/16/2017	445,500	239,195	1.8625
2/01/2017	98,750	53,868	1.8332
2/16/2017	24,500	12,973	1.8885
3/01/2017	—	—	1.8703
3/16/2017	85,000	45,090	1.8851
4/01/2017	359,955	192,923	1.8658
4/16/2017	—	—	1.8451
5/01/2017	494,700	267,956	1.8462
5/16/2017	—	—	1.8643
6/01/2017	134,250	72,855	1.8427
6/16/2017	39,000	21,275	1.8331
7/01/2017	83,125	46,091	1.8035

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$403,000	243,608	$1.6543
1/16/2017	10,000	6,045	1.6542
2/01/2017	294,990	181,254	1.6275
2/16/2017	—	—	1.6759
3/01/2017	—	—	1.6591
3/16/2017	—	—	1.6715
4/01/2017	—	—	1.6538
4/16/2017	—	—	1.6347
5/01/2017	—	—	1.6350
5/16/2017	—	—	1.6503
6/01/2017	—	—	1.6305
6/16/2017	—	—	1.6214
7/01/2017	—	—	1.5945

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$2.0509
1/16/2017	40,000	19,484	2.0530
2/01/2017	—	—	2.0220
2/16/2017	—	—	2.0843
3/01/2017	—	—	2.0655
3/16/2017	64,000	30,723	2.0831
4/01/2017	—	—	2.0632
4/16/2017	—	—	2.0416
5/01/2017	—	—	2.0440
5/16/2017	—	—	2.0653
6/01/2017	—	—	2.0427
6/16/2017	—	—	2.0333
7/01/2017	—	—	2.0017

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$550,000	283,900	$1.9373
1/16/2017	—	—	1.9384
2/01/2017	130,000	68,127	1.9082
2/16/2017	—	—	1.9661
3/01/2017	—	—	1.9475
3/16/2017	—	—	1.9632
4/01/2017	600,000	308,721	1.9435
4/16/2017	—	—	1.9223
5/01/2017	—	—	1.9237
5/16/2017	—	—	1.9428
6/01/2017	100,000	52,064	1.9207
6/16/2017	—	—	1.9110
7/01/2017	—	—	1.8804

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$1,596,694	1,385,538	$1.1524
1/16/2017	100,000	86,685	1.1536
2/01/2017	1,173,000	1,032,480	1.1361
2/16/2017	100,000	85,390	1.1711
3/01/2017	4,952,729	4,267,386	1.1606
3/16/2017	313,071	267,468	1.1705
4/01/2017	356,456	307,475	1.1593
4/16/2017	1,126,464	982,011	1.1471
5/01/2017	3,900,000	3,395,734	1.1485
5/16/2017	46,634	40,185	1.1605
6/01/2017	1,686,430	1,469,271	1.1478
6/16/2017	32,000	28,009	1.1425
7/01/2017	50,000	44,456	1.1247

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.1531
1/16/2017	—	—	1.1548
2/01/2017	—	—	1.1378
2/16/2017	—	—	1.1734
3/01/2017	—	—	1.1633
3/16/2017	—	—	1.1737
4/01/2017	—	—	1.1629
4/16/2017	—	—	1.1512
5/01/2017	—	—	1.1531
5/16/2017	—	—	1.1656
6/01/2017	—	—	1.1533
6/16/2017	—	—	1.1485
7/01/2017	—	—	1.1311

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.1816
1/16/2017	—	—	1.1833
2/01/2017	—	—	1.1659
2/16/2017	—	—	1.2023
3/01/2017	—	—	1.1920
3/16/2017	—	—	1.2026
4/01/2017	—	—	1.1916
4/16/2017	—	—	1.1796
5/01/2017	—	—	1.1815
5/16/2017	—	—	1.1943
6/01/2017	—	—	1.1818
6/16/2017	—	—	1.1768
7/01/2017	—	—	1.1590

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$0.9629
1/16/2017	—	—	0.9638
2/01/2017	—	—	0.9493
2/16/2017	—	—	0.9785
3/01/2017	—	—	0.9697
3/16/2017	—	—	0.9780
4/01/2017	1,343,485	1,387,038	0.9686
4/16/2017	—	—	0.9585
5/01/2017	—	—	0.9596
5/16/2017	—	—	0.9696
6/01/2017	—	—	0.9590
6/16/2017	—	—	0.9546
7/01/2017	362,382	385,636	0.9397

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

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02      Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 11, 2017	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)