Form 10-Q
period 2017-09-30
ML Winton FuturesAccess LLC
filed 2017-11-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes   ☐  No   ☒

As of September 30, 2017, 455,868,020 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2017 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $55,484,453 for 2017 and $87,747,552 for 2016)	$673,768,947	$889,963,089
Unrealized profit on open futures contracts	17,042,605	22,615,031
Unrealized profit on open forwards contracts	1,427,889	4,887,369
Cash and cash equivalents	483,049	515,711
Other assets	520,444	260,679

TOTAL ASSETS	$693,242,934	$918,241,879

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$5,870	$7,521
Sponsor and Advisory fees payable	1,233,539	2,472,295
Redemptions payable	12,320,104	11,747,492
Unrealized loss on open futures contracts	18,718,535	12,781,752
Unrealized loss on open forwards contracts	4,071,279	3,746,400
Other liabilities	475,261	583,208

Total liabilities	36,824,588	31,338,668

MEMBERS’ CAPITAL:
Members’ Capital (455,868,020 Units and 588,474,702 Units outstanding; unlimited Units authorized)	656,418,346	886,903,211
Total Members’ Capital	656,418,346	886,903,211

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$693,242,934	$918,241,879

NET ASSET VALUE PER UNIT:

Class A	$1.8043	$1.8617
Class C	$1.5912	$1.6543
Class D	$2.0089	$2.0509
Class I	$1.8832	$1.9373
Class M	$1.1295	$1.1524
Class F	$1.1378	$1.1531
Class F1	$1.1659	$1.1816
Class DI	$0.9437	$0.9629

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
TRADING PROFIT (LOSS):

Realized, net	$(2,110,499)	$33,927,767	$10,228,150	$34,468,735
Change in unrealized, net	7,234,806	(45,681,674)	(15,293,568)	1,169,788
Brokerage commissions	(191,943)	(213,063)	(610,260)	(676,801)

Total trading profit (loss), net	4,932,364	(11,966,970)	(5,675,678)	34,961,722

INVESTMENT INCOME (EXPENSE):
Interest, net	1,712,408	468,707	4,200,578	1,279,769

EXPENSES:
Management fee	2,719,050	4,625,633	10,365,071	14,254,306
Sponsor fee	2,211,097	3,383,512	7,495,074	10,414,975
Performance fee	—	—	—	8,312
Other	431,447	581,070	1,456,891	1,640,456
Total expenses	5,361,594	8,590,215	19,317,036	26,318,049

NET INVESTMENT INCOME (LOSS)	(3,649,186)	(8,121,508)	(15,116,458)	(25,038,280)

NET INCOME (LOSS)	$1,283,178	$(20,088,478)	$(20,792,136)	$9,923,442

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	52,581,871	62,532,324	56,879,205	62,915,117
Class C	169,728,481	256,599,562	192,442,450	263,312,411
Class D	30,485,712	35,491,087	33,505,573	33,285,163
Class I	22,218,491	27,617,969	24,443,412	28,069,091
Class M	95,494,124	104,330,489	99,936,946	101,558,626
Class F	46,520,691	46,520,691	46,520,691	46,520,691
Class F1	32,348,368	32,348,368	32,348,368	32,348,368
Class DI	29,186,436	56,142,619	33,474,353	75,233,667

Net income (loss) per weighted average Unit
Class A	$0.0017	$(0.0410)	$(0.0556)	$0.0150
Class C	$(0.0019)	$(0.0407)	$(0.0585)	$0.0021
Class D	$0.0099	$(0.0369)	$(0.0376)	$0.0391
Class I	$0.0049	$(0.0394)	$(0.0497)	$0.0254
Class M	$0.0046	$(0.0215)	$(0.0208)	$0.0226
Class F	$0.0067	$(0.0177)	$(0.0153)	$0.0304
Class F1	$0.0069	$(0.0181)	$(0.0157)	$0.0311
Class DI	$0.0047	$(0.0182)	$(0.0178)	$0.0227

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited) (in Units)

	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units September 30, 2016	Members’ Units December 31, 2016	Subscriptions	Redemptions	Members’ Units September 30, 2017
Class A	63,179,258	4,040,611	(5,404,483)	61,815,386	61,945,513	1,413,458	(13,781,003)	49,577,968
Class C	272,305,731	6,642,751	(26,582,035)	252,366,447	232,428,092	430,907	(73,241,225)	159,617,774
Class D	36,603,739	6,001,270	(7,127,915)	35,477,094	36,734,074	54,607	(11,690,956)	25,097,725
Class I	29,501,569	3,180,195	(5,229,408)	27,452,356	28,092,830	712,812	(7,876,447)	20,929,195
Class M	102,050,874	15,701,474	(11,957,494)	105,794,854	108,834,546	16,284,683	(30,504,107)	94,615,122
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI	97,034,119	—	(48,768,772)	48,265,347	41,570,588	1,772,674	(16,182,085)	27,161,177

Total Members’ Units	679,544,349	35,566,301	(105,070,107)	610,040,543	588,474,702	20,669,141	(153,275,823)	455,868,020

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2016	Members’ Capital December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2017
Class A	$120,342,696	$7,811,630	$(10,481,038)	$945,991	$118,619,279	$115,326,344	$2,605,159	$(25,319,037)	$(3,159,682)	$89,452,784
Class C	465,517,528	11,577,099	(46,252,155)	541,864	431,384,336	384,498,441	707,990	(119,955,707)	(11,261,258)	253,989,466
Class D	75,664,376	12,850,000	(15,098,991)	1,300,546	74,715,931	75,339,626	113,000	(23,772,993)	(1,260,819)	50,418,814
Class I	58,240,855	6,391,617	(10,584,192)	713,727	54,762,007	54,423,920	1,380,000	(15,176,477)	(1,214,623)	39,412,820
Class M	118,530,695	18,690,006	(14,325,550)	2,297,464	125,192,615	125,421,076	18,723,194	(35,200,738)	(2,077,525)	106,866,007
Class F	53,536,345	—	—	1,412,102	54,948,447	53,645,210	—	—	(712,921)	52,932,289
Class F1	38,144,532	—	—	1,006,120	39,150,652	38,222,098	—	—	(507,954)	37,714,144
Class DI	94,166,071	—	(48,150,706)	1,705,628	47,720,993	40,026,496	1,705,867	(15,502,987)	(597,354)	25,632,022

Total Members’ Capital	$1,024,143,098	$57,320,352	$(144,892,632)	$9,923,442	$946,494,260	$886,903,211	$25,235,210	$(234,927,939)	$(20,792,136)	$656,418,346

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8035	$1.5945	$2.0017	$1.8804	$1.1247	$1.1311	$1.1590	$0.9397

Net realized and net change in unrealized trading profit (loss)	0.0122	0.0108	0.0136	0.0128	0.0076	0.0077	0.0078	0.0064
Brokerage commissions	(0.0005)	(0.0004)	(0.0006)	(0.0005)	(0.0003)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	0.0045	0.0039	0.0049	0.0046	0.0028	0.0028	0.0029	0.0023
Expenses	(0.0154)	(0.0176)	(0.0107)	(0.0141)	(0.0053)	(0.0035)	(0.0035)	(0.0044)

Net asset value, end of period	$1.8043	$1.5912	$2.0089	$1.8832	$1.1295	$1.1378	$1.1659	$0.9437

Total Return: (a) (c)

Total return before Performance fees	0.04%	-0.20%	0.36%	0.15%	0.43%	0.59%	0.60%	0.43%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.04%	-0.20%	0.36%	0.15%	0.43%	0.59%	0.60%	0.43%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	0.85%	1.10%	0.53%	0.75%	0.47%	0.30%	0.30%	0.47%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.85%	1.10%	0.53%	0.75%	0.47%	0.30%	0.30%	0.47%

Net investment income (loss) (excluding Performance fees)	-0.60%	-0.85%	-0.29%	-0.50%	-0.23%	-0.05%	-0.05%	-0.23%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.60%	-0.85%	-0.29%	-0.50%	-0.23%	-0.05%	-0.05%	-0.23%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8617	$1.6543	$2.0509	$1.9373	$1.1524	$1.1531	$1.1816	$0.9629

Net realized and net change in unrealized trading profit (loss)	(0.0160)	(0.0141)	(0.0179)	(0.0167)	(0.0101)	(0.0101)	(0.0104)	(0.0084)
Brokerage commissions	(0.0015)	(0.0013)	(0.0016)	(0.0015)	(0.0009)	(0.0009)	(0.0009)	(0.0008)
Interest income, net	0.0102	0.0091	0.0113	0.0107	0.0064	0.0064	0.0066	0.0053
Expenses	(0.0501)	(0.0568)	(0.0338)	(0.0466)	(0.0183)	(0.0107)	(0.0110)	(0.0153)

Net asset value, end of period	$1.8043	$1.5912	$2.0089	$1.8832	$1.1295	$1.1378	$1.1659	$0.9437

Total Return: (a) (c)

Total return before Performance fees	-3.09%	-3.81%	-2.05%	-2.79%	-1.99%	-1.33%	-1.33%	-1.99%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.09%	-3.81%	-2.05%	-2.79%	-1.99%	-1.33%	-1.33%	-1.99%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	2.73%	3.48%	1.66%	2.43%	1.60%	0.93%	0.93%	1.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.73%	3.48%	1.66%	2.43%	1.60%	0.93%	0.93%	1.60%

Net investment income (loss) (excluding Performance fees)	-2.17%	-2.92%	-1.10%	-1.87%	-1.04%	-0.37%	-0.37%	-1.04%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-2.17%	-2.92%	-1.10%	-1.87%	-1.04%	-0.37%	-0.37%	-1.04%

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of September 30, 2017, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2017 and December 31, 2016 and the results of its operations for the three and nine month periods ended September 30, 2017 and 2016.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2017 and December 31, 2016, are as follows:

September 30, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	683	$(440,089)	-0.07%	(2,868)	$1,433,019	0.22%	$992,930	0.15%	October 2017 - April 2018
Currencies - Futures	2,449	(2,931,643)	-0.45%	(1,699)	3,327,969	0.51%	396,326	0.06%	December 2017
Currencies - Forwards*	329,098,467	(3,730,138)	-0.57%	(176,575,584)	1,086,748	0.17%	(2,643,390)	-0.40%	October 2017 - December 2017
Energy	546	621,335	0.09%	(558)	(228,520)	-0.03%	392,815	0.06%	October 2017 - December 2017
Interest rates	11,487	(6,345,766)	-0.97%	(632)	309,347	0.05%	(6,036,419)	-0.92%	December 2017 - September 2020
Metals	814	(1,570,581)	-0.24%	(243)	133,118	0.02%	(1,437,463)	-0.22%	November 2017 - January 2018
Stock indices	6,060	8,457,171	1.29%	(1,160)	(4,441,290)	-0.68%	4,015,881	0.61%	October 2017 - December 2017

Total		$(5,939,711)	-0.92%		$1,620,391	0.26%	$(4,319,320)	-0.66%

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,343	$(829,500)	-0.09%	(2,577)	$3,088,279	0.35%	$2,258,779	0.26%	January 2017 - May 2017
Currencies - Futures	—	—	0.00%	(4,246)	4,263,986	0.48%	4,263,986	0.48%	March 2017
Currencies - Forwards*	375,072,969	2,624,303	0.30%	(228,896,545)	(1,483,334)	-0.17%	1,140,969	0.13%	January 2017 - March 2017
Energy	545	587,351	0.07%	(210)	(425,312)	-0.05%	162,039	0.02%	January 2017 - March 2017
Interest rates	3,943	924,684	0.10%	(7,799)	891,077	0.10%	1,815,761	0.20%	March 2017 - December 2019
Metals	1,245	(1,075,952)	-0.12%	(1,533)	(490,328)	-0.06%	(1,566,280)	-0.18%	January 2017 - April 2017
Stock indices	7,991	2,944,929	0.33%	(283)	(45,935)	-0.01%	2,898,994	0.32%	January 2017 - March 2017

Total		$5,175,815	0.59%		$5,798,433	0.64%	$10,974,248	1.23%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2017 and December 31, 2016. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2017 or the year ended December 31, 2016.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2017 and December 31, 2016, are as follows:

2017

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$17,042,605	$16,660,205	$382,400	$—
Forwards	1,427,889	—	1,427,889	—
	$18,470,494	$16,660,205	$1,810,289	$—

Liabilities
Futures	$18,718,535	$17,844,501	$874,034	$—
Forwards	4,071,279	—	4,071,279	—
	$22,789,814	$17,844,501	$4,945,313	$—

September 30, 2017	$(4,319,320)	$(1,184,296)	$(3,135,024)	$—

2016

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$22,615,031	$20,445,969	$2,169,062	$—
Forwards	4,887,369	—	4,887,369	—
	$27,502,400	$20,445,969	$7,056,431	$—

Liabilities
Futures	$12,781,752	$7,394,064	$5,387,688	$—
Forwards	3,746,400	—	3,746,400	—
	$16,528,152	$7,394,064	$9,134,088	$—

December 31, 2016	$10,974,248	$13,051,905	$(2,077,657)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2017 and year ended December 31, 2016 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2017 and December 31, 2016, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2017 and 2016:

	For the three months ended	For the nine months ended
	September 30, 2017	September 30, 2017
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(1,172,668)	$1,588,089
Currencies	203,706	(18,604,218)
Energy	(2,332,714)	(15,276,092)
Interest rates	(2,763,298)	(18,549,578)
Metals	(3,938,702)	(12,922,325)
Stock indices	15,127,983	58,698,706

Total, net	$5,124,307	$(5,065,418)

	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	(3,415,543)	(5,174,795)
Currencies	$1,857,167	$10,654,113
Energy	(6,733,653)	(8,785,504)
Interest rates	(6,280,946)	71,107,510
Metals	(3,982,013)	(21,876,659)
Stock indices	6,801,081	(10,286,142)

Total, net	$(11,753,907)	$35,638,523

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

5.              RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2017 and December 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2017 and 2016 amounted to $36,276 and $46,517, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2017 and 2016 amounted to $120,812 and $155,460, respectively, of which $38,306 and $49,057 was payable to the Transfer Agent as of September 30, 2017 and December 31, 2016, respectively.

Brokerage commissions, interest, net and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

As of September 1, 2017, the Management Fee for the Class A, Class I, Class D, Class M and Class DI Units has been reduced from 2% to 0.90% of the Net Asset Value of each Class of Units and the Trading Advisor will no longer share a portion of the Management Fee with respect to the Class A, Class I, Class D, Class M and Class DI Units with the Sponsor.  In connection with the fee reduction and the cessation of the fee sharing, the Class D Units, which were not previously subject to a Sponsor’s Fee, will now pay a Sponsor’s Fee equal to 0.75% of the Net Asset Value of the Class D Units.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$1.9859	$1.9706	$1.9902	$2.0034	$1.9221	$1.9358	$1.9457	$1.9012	$1.9018	$1.8663	$1.9094	$1.9599	$1.9453	$1.9719	$1.9704	$1.9302	$1.8949	$1.9189
2017	$1.8625	$1.8332	$1.8885	$1.8703	$1.8851	$1.8658	$1.8451	$1.8462	$1.8643	$1.8427	$1.8331	$1.8035	$1.8147	$1.7962	$1.8173	$1.8382	$1.8213	$1.8043

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$1.7816	$1.7672	$1.7839	$1.7950	$1.7215	$1.7330	$1.7411	$1.7006	$1.7005	$1.6681	$1.7058	$1.7502	$1.7364	$1.7595	$1.7574	$1.7208	$1.6887	$1.7094
2017	$1.6542	$1.6275	$1.6759	$1.6591	$1.6715	$1.6538	$1.6347	$1.6350	$1.6503	$1.6305	$1.6214	$1.5945	$1.6037	$1.5867	$1.6047	$1.6225	$1.6069	$1.5912

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$2.1565	$2.1412	$2.1638	$2.1795	$2.0924	$2.1087	$2.1207	$2.0735	$2.0756	$2.0381	$2.0864	$2.1429	$2.1283	$2.1588	$2.1585	$2.1157	$2.0784	$2.1060
2017	$2.0530	$2.0220	$2.0843	$2.0655	$2.0831	$2.0632	$2.0416	$2.0440	$2.0653	$2.0427	$2.0333	$2.0017	$2.0154	$1.9961	$2.0209	$2.0454	$2.0272	$2.0089

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$2.0585	$2.0431	$2.0637	$2.0777	$1.9937	$2.0083	$2.0189	$1.9730	$1.9741	$1.9375	$1.9826	$2.0353	$2.0205	$2.0485	$2.0473	$2.0058	$1.9695	$1.9948
2017	$1.9384	$1.9082	$1.9661	$1.9475	$1.9632	$1.9435	$1.9223	$1.9237	$1.9428	$1.9207	$1.9110	$1.8804	$1.8924	$1.8734	$1.8958	$1.9179	$1.9006	$1.8832

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$1.2117	$1.2031	$1.2158	$1.2247	$1.1757	$1.1848	$1.1916	$1.1651	$1.1662	$1.1452	$1.1723	$1.2041	$1.1958	$1.2130	$1.2128	$1.1888	$1.1678	$1.1834
2017	$1.1536	$1.1361	$1.1711	$1.1606	$1.1705	$1.1593	$1.1471	$1.1485	$1.1605	$1.1478	$1.1425	$1.1247	$1.1324	$1.1216	$1.1355	$1.1493	$1.1394	$1.1295

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$1.2010	$1.1931	$1.2061	$1.2153	$1.1672	$1.1767	$1.1840	$1.1581	$1.1597	$1.1392	$1.1668	$1.1988	$1.1911	$1.2087	$1.2091	$1.1856	$1.1652	$1.1812
2017	$1.1548	$1.1378	$1.1734	$1.1633	$1.1737	$1.1629	$1.1512	$1.1531	$1.1656	$1.1533	$1.1485	$1.1311	$1.1393	$1.1289	$1.1434	$1.1577	$1.1478	$1.1378

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$1.2307	$1.2225	$1.2358	$1.2452	$1.1959	$1.2057	$1.2132	$1.1866	$1.1883	$1.1673	$1.1955	$1.2284	$1.2205	$1.2385	$1.2389	$1.2149	$1.1939	$1.2103
2017	$1.1833	$1.1659	$1.2023	$1.1920	$1.2026	$1.1916	$1.1796	$1.1815	$1.1943	$1.1818	$1.1768	$1.1590	$1.1674	$1.1567	$1.1715	$1.1863	$1.1761	$1.1659

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2016	$1.0124	$1.0052	$1.0158	$1.0232	$0.9823	$0.9899	$0.9956	$0.9735	$0.9744	$0.9568	$0.9795	$1.0060	$0.9992	$1.0135	$1.0133	$0.9933	$0.9757	$0.9887
2017	$0.9638	$0.9493	$0.9785	$0.9697	$0.9780	$0.9686	$0.9585	$0.9596	$0.9696	$0.9590	$0.9546	$0.9397	$0.9462	$0.9371	$0.9487	$0.9602	$0.9520	$0.9437

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

For the nine month period ended September 30, 2017, Fund capital decreased 25.99% from $886,903,211 to $656,418,346.  This decrease was attributable to the net loss from operations of $20,792,136 coupled with the redemption of 153,275,823 redeemable Units resulting in an outflow of $234,927,939. The cash outflow was offset with cash inflow of $25,235,210 due to subscriptions of 20,669,141 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2017 to September 30, 2017

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

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Precious metals, particularly gold, detracted from returns in January, although base metals were profitable due to the Trading Program’s long position in copper. Losses were posted to the Fund in the middle of the quarter. Price gains weighed on the Trading Program’s short position in gold, which was reduced over the course of the month. Losses were posted to the Fund at the end of the quarter.

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

July 1, 2017 to September 30, 2017

The Fund experienced a net trading profit of $5,124,307 before brokerage commissions and related fees in the third quarter of 2017. The Fund’s profits were primarily attributable to the stock indices and currency sectors. The agriculture, energy, interest rate and metals sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Global stocks indices maintained their upward trajectory in July which benefited the Trading Program’s mostly long positions; the S&P 500 was the biggest contributor to the sector’s profits, followed by the Hang Seng and tech-heavy NASDAQ. Profits were posted to the Fund in the middle of the quarter as positioning in stock indices continued to add value. Profits were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in stock indices generating profits.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter as profits from the U.S. dollar weakening against the euro and the Brazilian real were offset by a short position in the Japanese yen. Profits were posted to the Fund in the middle of the quarter. The Fund benefited from the Trading Program’s short position in the British pound and long positions in emerging market currencies and the euro. Losses were posted to the Fund at the end of the third quarter. The reversal in the downward British sterling and U.S. dollar trends weighed on the Trading Program’s short position in the British pound and long positions in the euro and emerging market currencies.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. A combination of short positions and rising prices proved counterproductive in most of the commodity sectors. Crops led the losses as coffee prices continued to rise after a steady downward trend reversed course and soybean futures swung higher alongside drought conditions in parts of the U.S. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short positions in markets such as corn, soybeans and coffee.  Small losses from the commodities sectors resulted in losses being posted to the Fund at the end of the third quarter.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter as the Trading Program’s short positions in crude oil and gasoline struggled as prices rallied during the second half of July. Losses were posted to the Fund in the middle of the of the quarter. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s short exposure to West Texas Intermediate crude oil.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Profits were posted to the Fund in the middle of the quarter. The Trading Program’s long fixed income positions, particularly in bund and Eurodollar futures, led to profits against the backdrop of falling government bond yields and changing rate expectations. Losses were posted to the Fund at the end of the third quarter.  The Trading Program’s long positions in Eurodollar and U.S. Treasury futures proved challenging as investors revised their interest rate expectations and bond yields rose.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Profits were posted to the Fund in the middle of third quarter from the Trading Program’s base metals. Losses were posted to the Fund at the end of the third quarter due to the Trading Programs long positions in gold.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2017 and 2016, the Fund’s average capitalization was $766,085,596 and $989,845,683, respectively.

September 30, 2017

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$9,421,719	1.23%	$18,361,517	$2,871,639
Currencies	4,833,343	0.63%	6,440,019	2,016,562
Energy	6,388,756	0.83%	7,175,301	5,553,710
Interest Rates	12,730,413	1.66%	25,526,364	3,734,102
Metals	2,079,485	0.27%	4,381,162	978,612
Stock Indices	14,567,616	1.90%	22,770,472	4,246,583

TOTAL	$50,021,332	6.52%	$84,654,835	$19,401,208

September 30, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$3,310,182	0.33%	$4,617,813	$2,312,825
Currencies	12,669,441	1.28%	21,985,842	73,333
Energy	2,435,632	0.25%	5,946,746	563,007
Interest Rates	37,253,435	3.76%	59,972,949	21,967,907
Metals	7,790,652	0.79%	12,748,853	4,731,694
Stock Indices	2,694,188	0.27%	4,704,190	1,507,734
	—	—	—	—
TOTAL	$66,153,530	6.68%	$109,976,393	$31,156,500

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector. There have been no material changes at September 30, 2017.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016. There have been no material changes at September 30, 2017.

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

Risk Management

In respect of the Trading Program, the most important determinant of risk is the level of leverage. In order to determine the level of leverage, comprehensive information is required on the risks the Trading Program is taking, including realized and forecast volatility, the correlation of the portfolio to various factors, scenario tests and stress tests using various proprietary methods, forecasts of extreme loss frequency and measures of margin employment and leverage. The Trading Advisor forecasts volatility in each market and the correlation between markets daily in order to forecast the overall volatility of the portfolio and to adjust leverage accordingly to manage portfolio risk.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$235,839	126,680	$1.8617
1/16/2017	445,500	239,195	1.8625
2/01/2017	98,750	53,868	1.8332
2/16/2017	24,500	12,973	1.8885
3/01/2017	—	—	1.8703
3/16/2017	85,000	45,090	1.8851
4/01/2017	359,955	192,923	1.8658
4/16/2017	—	—	1.8451
5/01/2017	494,700	267,956	1.8462
5/16/2017	—	—	1.8643
6/01/2017	134,250	72,855	1.8427
6/16/2017	39,000	21,275	1.8331
7/01/2017	83,125	46,091	1.8035
7/16/2017	79,200	43,644	1.8147
8/01/2017	402,315	223,981	1.7962
8/16/2017	—	—	1.8173
9/01/2017	123,025	66,927	1.8382
9/16/2017	—	—	1.8213
10/01/2017	326,625	181,026	1.8043

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$403,000	243,608	$1.6543
1/16/2017	10,000	6,045	1.6542
2/01/2017	294,990	181,254	1.6275
2/16/2017	—	—	1.6759
3/01/2017	—	—	1.6591
3/16/2017	—	—	1.6715
4/01/2017	—	—	1.6538
4/16/2017	—	—	1.6347
5/01/2017	—	—	1.6350
5/16/2017	—	—	1.6503
6/01/2017	—	—	1.6305
6/16/2017	—	—	1.6214
7/01/2017	—	—	1.5945
7/16/2017	—	—	1.6037
8/01/2017	—	—	1.5867
8/16/2017	—	—	1.6047
9/01/2017	—	—	1.6225
9/16/2017	—	—	1.6069
10/01/2017	—	—	1.5912

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$2.0509
1/16/2017	40,000	19,484	2.0530
2/01/2017	—	—	2.0220
2/16/2017	—	—	2.0843
3/01/2017	—	—	2.0655
3/16/2017	64,000	30,723	2.0831
4/01/2017	—	—	2.0632
4/16/2017	—	—	2.0416
5/01/2017	—	—	2.0440
5/16/2017	—	—	2.0653
6/01/2017	—	—	2.0427
6/16/2017	—	—	2.0333
7/01/2017	—	—	2.0017
7/16/2017	—	—	2.0154
8/01/2017	—	—	1.9961
8/16/2017	—	—	2.0209
9/01/2017	9,000	4,400	2.0454
9/16/2017	—	—	2.0272
10/01/2017	14,000	6,969	2.0089

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$550,000	283,900	$1.9373
1/16/2017	—	—	1.9384
2/01/2017	130,000	68,127	1.9082
2/16/2017	—	—	1.9661
3/01/2017	—	—	1.9475
3/16/2017	—	—	1.9632
4/01/2017	600,000	308,721	1.9435
4/16/2017	—	—	1.9223
5/01/2017	—	—	1.9237
5/16/2017	—	—	1.9428
6/01/2017	100,000	52,064	1.9207
6/16/2017	—	—	1.9110
7/01/2017	—	—	1.8804
7/16/2017	—	—	1.8924
8/01/2017	—	—	1.8734
8/16/2017	—	—	1.8958
9/01/2017	—	—	1.9179
9/16/2017	—	—	1.9006
10/01/2017	3,093,000	1,642,417	1.8832

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$1,596,694	1,385,538	$1.1524
1/16/2017	100,000	86,685	1.1536
2/01/2017	1,173,000	1,032,480	1.1361
2/16/2017	100,000	85,390	1.1711
3/01/2017	4,952,729	4,267,386	1.1606
3/16/2017	313,071	267,468	1.1705
4/01/2017	356,456	307,475	1.1593
4/16/2017	1,126,464	982,011	1.1471
5/01/2017	3,900,000	3,395,734	1.1485
5/16/2017	46,634	40,185	1.1605
6/01/2017	1,686,430	1,469,271	1.1478
6/16/2017	32,000	28,009	1.1425
7/01/2017	50,000	44,456	1.1247
7/16/2017	150,000	132,462	1.1324
8/01/2017	1,000,459	891,992	1.1216
8/16/2017	365,000	321,444	1.1355
9/01/2017	1,387,382	1,207,154	1.1493
9/16/2017	386,875	339,543	1.1394
10/01/2017	355,000	314,298	1.1295

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.1531
1/16/2017	—	—	1.1548
2/01/2017	—	—	1.1378
2/16/2017	—	—	1.1734
3/01/2017	—	—	1.1633
3/16/2017	—	—	1.1737
4/01/2017	—	—	1.1629
4/16/2017	—	—	1.1512
5/01/2017	—	—	1.1531
5/16/2017	—	—	1.1656
6/01/2017	—	—	1.1533
6/16/2017	—	—	1.1485
7/01/2017	—	—	1.1311
7/16/2017	—	—	1.1393
8/01/2017	—	—	1.1289
8/16/2017	—	—	1.1434
9/01/2017	—	—	1.1577
9/16/2017	—	—	1.1478
10/01/2017	—	—	1.1378

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.1816
1/16/2017	—	—	1.1833
2/01/2017	—	—	1.1659
2/16/2017	—	—	1.2023
3/01/2017	—	—	1.1920
3/16/2017	—	—	1.2026
4/01/2017	—	—	1.1916
4/16/2017	—	—	1.1796
5/01/2017	—	—	1.1815
5/16/2017	—	—	1.1943
6/01/2017	—	—	1.1818
6/16/2017	—	—	1.1768
7/01/2017	—	—	1.1590
7/16/2017	—	—	1.1674
8/01/2017	—	—	1.1567
8/16/2017	—	—	1.1715
9/01/2017	—	—	1.1863
9/16/2017	—	—	1.1761
10/01/2017	—	—	1.1659

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$0.9629
1/16/2017	—	—	0.9638
2/01/2017	—	—	0.9493
2/16/2017	—	—	0.9785
3/01/2017	—	—	0.9697
3/16/2017	—	—	0.9780
4/01/2017	1,343,485	1,387,038	0.9686
4/16/2017	—	—	0.9585
5/01/2017	—	—	0.9596
5/16/2017	—	—	0.9696
6/01/2017	—	—	0.9590
6/16/2017	—	—	0.9546
7/01/2017	362,382	385,636	0.9397
7/16/2017	—	—	0.9462
8/01/2017	—	—	0.9371
8/16/2017	—	—	0.9487
9/01/2017	—	—	0.9602
9/16/2017	—	—	0.9520
10/01/2017	—	—	0.9437

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                                                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                                         Are filed herewith.

32.01 and

32.02                                                                 Section 1350 Certifications

Exhibit 32.01

and 32.02                                         Are filed herewith.

Exhibit 101                                 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2017	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)