Form 10-K
period 2017-12-31
ML Winton FuturesAccess LLC
filed 2018-03-19
CIK 1309136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2017

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

.                                                                                                                                                                               Yes  ☒      No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The Units of limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2018 Units of limited liability company interest with an aggregate Net Asset Value of $643,610,736 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2017 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2017, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-657-3784.

ML WINTON FUTURESACCESS LLC

ANNUAL REPORT FOR 2017 ON FORM 10-K

PART I

Item 1:   Business

(a)          General Development of Business:

ML Winton FuturesAccess LLC (the “Fund”), a FuturesAccessTM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Winton Capital Management Limited (the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor trades the Winton Futures Program (the “Trading Program”) for the Fund.

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

As of December 31, 2017, the Net Asset Value of the Fund was $673,382,372 and the Net Asset Value per Unit was $1.9438 for Class A, $1.7099 for Class C, $2.1682 for Class D, $2.0307 Class I,  $1.0205 for Class DI, $1.2214 for Class M, $1.2305 for Class F and $1.2609 for Class F1.

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

(c)           Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI have entered into an Advisory Agreement with the Trading Advisor. The Advisory Agreement will continue in effect until December 31, 2020.  Thereafter, the Advisory Agreement will be automatically renewed for successive three-year periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Fund upon 90 days written notice to the other party. The Advisory Agreement may, however, be terminated at any time by the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, as a result of a material breach of the Advisory Agreement by the other party, after due notice and a reasonable opportunity to cure.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

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

The Trading Advisor’s investment strategies are operated as automated, computer-based systems (each a “Program”).  The Programs are modified over time as the Trading Advisor monitors its operation and undertakes further research.  Changes to the Programs occur as a result of, among other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of the Trading Advisor’s investment decisions are made strictly in accordance with the output of the Programs.  However, the Trading Advisor may in exceptional circumstances such as the occurrence of events that fall outside the input parameters of the Programs, make investment decisions based on other factors and take action to override the output of the Programs to seek to protect the interests of clients.

The Trading Program invests long and short, using leverage, in futures and forwards and may invest in other related instruments.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2017 fiscal year.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2017 and 2016, are as follows:

December 31, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	715	$417,818	0.06%	(3,905)	$955,207	0.14%	$1,373,025	0.20%	January 2018 - May 2018
Currencies - Futures	1,658	158,923	0.02%	(2,544)	(1,639,851)	-0.24%	(1,480,928)	-0.22%	March 2018
Currencies - Forwards*	452,280,118	7,024,065	1.04%	(230,152,972)	(2,301,222)	-0.34%	4,722,843	0.70%	January 2018 - March 2018
Energy	1,611	4,997,898	0.74%	(1,002)	(1,887,240)	-0.28%	3,110,658	0.46%	January 2018 - March 2018
Interest rates	4,024	(1,844,918)	-0.27%	(6,336)	1,298,694	0.19%	(546,224)	-0.08%	March 2018 - December 2020
Metals	2,426	11,997,664	1.78%	(973)	(4,374,250)	-0.65%	7,623,414	1.13%	January 2018 - May 2018
Stock indices	5,975	2,342,568	0.35%	(1,031)	(589,550)	-0.09%	1,753,018	0.26%	January 2018 - March 2018

Total		$25,094,018	3.72%		$(8,538,212)	-1.27%	$16,555,806	2.45%

December 31, 2016

	Long Positions			Short Positions
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,343	$(829,500)	-0.09%	(2,577)	$3,088,279	0.35%	$2,258,779	0.26%	January 2017 - May 2017
Currencies - Futures	—	—	0.00%	(4,246)	4,263,986	0.48%	4,263,986	0.48%	March 2017
Currencies - Forwards*	375,072,969	2,624,303	0.30%	(228,896,545)	(1,483,334)	-0.17%	1,140,969	0.13%	January 2017 - March 2017
Energy	545	587,351	0.07%	(210)	(425,312)	-0.05%	162,039	0.02%	January 2017 - March 2017
Interest rates	3,943	924,684	0.10%	(7,799)	891,077	0.10%	1,815,761	0.20%	March 2017 - December 2019
Metals	1,245	(1,075,952)	-0.12%	(1,533)	(490,328)	-0.06%	(1,566,280)	-0.18%	January 2017 - April 2017
Stock indices	7,991	2,944,929	0.33%	(283)	(45,935)	-0.01%	2,898,994	0.32%	January 2017 - March 2017

Total		$5,175,815	0.59%		$5,798,433	0.64%	$10,974,248	1.23%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2017 and December 31, 2016. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

As of December 31, 2017 the Fund employed $49,884,569 and $14,585,648 as initial margin to support futures and forward positions, respectively, representing approximately 7.15% and 2.09%, respectively, of the Fund’s total assets as of such date.

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

In interest rate environments in which the Fund does not earn interest under the Interest Earning Program, as was the case in recent years, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
Charges	Dollar Amount	% of Average Period-End Net Assets	Dollar Amount	% of Average Period-End Net Assets	Dollar Amount	% of Average Period-End Net Assets
Other expenses	$2,249,440	0.30%	$2,301,140	0.24%	$2,538,930	0.24%
Sponsor fee	9,280,154	1.25%	13,562,259	1.40%	14,477,352	1.37%
Management fee	11,866,466	1.60%	18,609,590	1.92%	20,409,088	1.93%
Performance fee	—	0.00%	8,312	0.00%	11,590,474	1.10%
Total	$23,396,060	3.15%	$34,481,301	3.56%	$49,015,844	4.64%

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

The Fund’s average period-end Net Asset Values during 2017, 2016, and 2015 equaled $741,684,034 $969,936,827, and $1,055,898,502, respectively.

During 2017, the interest income for the Fund was $5,898,757 or approximately 0.80% of the Fund’s average period-end Net Asset Values. During 2016, the interest income for the Fund was $1,848,204 or approximately 0.19% of the Fund’s average period-end Net Asset Values. During 2015, the interest income for the Fund was $38,457, or approximately 0.00% of the Fund’s average period-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2017, 2016 and 2015, the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s brokerage commissions was approximately $3.89, $3.73, and $3.64, respectively.

MLPF&S	Use of assets	BofA Corp. may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the month-end Net Asset Value after all other charges at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units, 0.75% for Class D Units and 1.1% for Class I Units. (Class D Units were not charged a Sponsor fee prior to September 1, 2017.) Class DI Units, Class F Units, Class F1 Units, Class G Units and Class M Units are not charged a Sponsor fee. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units, Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. (Prior to February 1, 2017, Class A Units were subject to an upfront sales commissions range from 1.0% to 2.5%.) Sales commissions are directly deducted from subscription amounts. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount. Class C Units, Class DI Units, Class F1 Units and Class M Units are not subject to upfront sales commissions. Class DT Units and Class DS Units were not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

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

Prior to September 1, 2017, the performance fee rate with respect to all Classes of Units was 20%. Effective September 1, 2017, the Fund pays an 18% quarterly performance fee to the Trading Advisor with respect to all Classes of Units. The performance fee is calculated based on any increase in the aggregate Net Asset Value of the Classes of Units subject to the same rate of performance fees (each a “Class Group”), taken together, in excess of the Class Group’s highest Net Asset Value as of any previous calendar quarter end after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The performance fee is also paid on net redemptions, and the High Water Mark is proportionately reduced. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

Trading Advisor and MLAI	Management fees

The Fund pays monthly management fees to the Trading Advisor based on the month-end Net Asset Value of the Fund (prior to reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). Prior to September 1, 2017, the management fee rate was: (i) 2.0% per year for Class A, Class C, Class D, Class DI, Class I and Class M Units, (ii) 1% per year for Class F and Class F1 Units, and (iii) 1.25% per year for Class G Units. The management fee rate for Class DS was 2% and Class DT was 1.5% when available. Prior to September 1, 2017: (i) with respect to Class A Units, Class C Units, Class D Units, Class DI Units, Class I Units and Class M Units, the Trading Advisor agreed to share 50% of its management fee with MLAI; (ii) with respect to Class F Units and Class F1 Units, the Trading Advisor agreed to share 30% of its management fee with MLAI; and (iii) with respect to Class G Units, the Trading Advisor agreed to share 36% of its management fee with MLAI. The Trading Advisor agreed to share the management fees with MLAI in order to defray costs in connection with and in consideration of BofA Corp.’s providing certain operational support for the Fund.

Effective September 1, 2017: (i) the management fee rate for Class A, Class C, Class D, Class DI, Class I and Class M Units has been reduced from 2.0% to 0.90%, and the Trading Advisor will no longer share its management fee with MLAI regarding such Classes; (ii) the management fee rate for Class F and Class F1 Units has been reduced from 1.0% to 0.85%, and the Trading Advisor has agreed to share 15% of its management fee with MLAI; and (iii) the management fee rate for Class G Units has been reduced from 1.25% to 0.90%, and the Trading Advisor has agreed to share 20% of its management fee with MLAI.

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

In the past few years regulators have alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks were investigated for this manipulation.  Certain of these banks have been fined by, or entered into civil and criminal settlements with, various international regulators, including the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The more capital that is traded in the managed futures markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Dependence on Key Individuals

The success of the Fund is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Fund and may result in liquidation of the Fund which, if made at an inopportune time, may result in losses for the Fund.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.  There have been a number of instances in which private investment funds have incurred substantial losses due to manager misconduct.

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

Government Intervention; Market Disruptions

The global financial markets have experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Dodd-Frank includes provisions that substantially increased the regulation of the OTC derivatives markets.  Regulations implementing Dodd-Frank require that a substantial portion of derivatives previously traded over the counter be executed in regulated markets and/or be submitted for clearing to regulated clearinghouses.  Those derivatives include certain swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude deliverable F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC (and ultimately will be required to register with the SEC) and are subject to minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures exchange or swap exchange facility. These requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Fund decides to execute derivatives transactions through these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.  Even if the Fund indirectly participates in an exchange or execution facility, the Fund and/or the Trading Advisor may be required to consent to the exchange’s or execution facility’s jurisdiction and to the relevant rulebook, which could subject it to a wide range of regulations and other obligations, together with associated costs.  Like any other self-regulatory organization, exchanges and execution facilities regularly revise and interpret their rules, and such revisions and interpretations could adversely affect the Fund.

Although Dodd-Frank requires certain OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets. While Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may decrease trading costs for more liquid swaps, it may actually increase trading costs for less liquid swaps.

Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this evolving regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

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

There may be substantial changes in U.S. regulations applicable to the Fund and/or the Trading Advisor as well as other changes in U.S. economic and tax policy, laws and regulations. It is unclear what impact these developments may have on the Fund and the Trading Advisor.

On August 16, 2012, the European Market Infrastructure Regulation (“EMIR”) entered into force.  EMIR introduces certain requirements in respect of derivative contracts, which will apply primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by alternative investment fund managers authorized under the Alternative Investment Fund Managers Directive, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-E.U. counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with E.U. counterparties, which will require compliance by their non-E.U. counterparties in order to satisfy their own obligations under EMIR.  E.U. FCs or NFC+s which transact with a non-E.U. counterparty that would be classified as an FC or an NFC+ if it had been established in the E.U. are required to ensure that certain specified OTC derivative contracts are cleared through a duly authorized or recognized central counterparty. Secondary legislation has been published subjecting certain interest rate derivative contracts denominated in G4 and certain non-G4 currencies and certain index-linked credit derivatives contracts to the clearing obligation, and mandatory clearing for these classes of derivatives is subject to a phase-in which started in June 2016. The phase-in depends upon the categorisation of the counterparties in accordance with the secondary legislation.

The risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) have also been implemented through secondary measures. Further, since March 1, 2017, all E.U. FCs or NFC+s which transact non-centrally cleared OTC derivative contracts with a non-EU counterparty that would be classified as an FC or an NFC+ if it had been established in the E.U. are required to exchange variation margin and, depending on the volume of non-centrally cleared OTC derivate contracts undertaken by a party and members of its group, may be required to exchange initial variation margin.

The E.U. regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2018.  In particular, MiFID II will require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classified as FCs or NFC+s if they were established in the E.U.

It is difficult to predict the full impact of these regulatory developments on the Fund, including proposals to amend EMIR as published by the European Commission on May 4, 2017.  Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

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

Concerns Regarding the Sovereign Debt Crisis in Europe and Brexit

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

(b)          Holders:

As of December 31, 2017, there were 4,991 holders of Units.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount (2)	Units (3)	NAV (1)
1/01/2017	$235,839	126,680	$1.8617
1/16/2017	445,500	239,195	1.8625
2/01/2017	98,750	53,868	1.8332
2/16/2017	24,500	12,973	1.8885
3/01/2017	—	—	1.8703
3/16/2017	85,000	45,090	1.8851
4/01/2017	359,955	192,923	1.8658
4/16/2017	—	—	1.8451
5/01/2017	494,700	267,956	1.8462
5/16/2017	—	—	1.8643
6/01/2017	134,250	72,855	1.8427
6/16/2017	39,000	21,275	1.8331
7/01/2017	83,125	46,091	1.8035
7/16/2017	79,200	43,644	1.8147
8/01/2017	402,315	223,981	1.7962
8/16/2017	—	—	1.8173
9/01/2017	123,025	66,927	1.8382
9/16/2017	—	—	1.8213
10/01/2017	326,625	181,026	1.8043
10/16/2017	24,938	13,557	1.8395
11/01/2017	216,017,156	115,467,796	1.8708
11/16/2017	98,875	53,348	1.8534
12/01/2017	3,034,994	1,615,132	1.8791
12/16/2017	144,150	75,160	1.9179
01/01/2018	3,298,788	1,697,082	1.9438
01/16/2018	12,805	6,413	1.9966
02/01/2018	1,840,163	913,141	2.0152

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$403,000	243,608	$1.6543
1/16/2017	10,000	6,045	1.6542
2/01/2017	294,990	181,254	1.6275
2/16/2017	—	—	1.6759
3/01/2017	—	—	1.6591
3/16/2017	—	—	1.6715
4/01/2017	—	—	1.6538
4/16/2017	—	—	1.6347
5/01/2017	—	—	1.6350
5/16/2017	—	—	1.6503
6/01/2017	—	—	1.6305
6/16/2017	—	—	1.6214
7/01/2017	—	—	1.5945
7/16/2017	—	—	1.6037
8/01/2017	—	—	1.5867
8/16/2017	—	—	1.6047
9/01/2017	—	—	1.6225
9/16/2017	—	—	1.6069
10/01/2017	—	—	1.5912
10/16/2017	—	—	1.6216
11/01/2017	—	—	1.6485
11/16/2017	—	—	1.6324
12/01/2017	—	—	1.6543
12/16/2017	—	—	1.6878
01/01/2018	—	—	1.7099
01/16/2018	—	—	1.7556
02/01/2018	—	—	1.7712

(2) Subscription  includes conversion in the amount of $218,797,150 which was converted from Class C in 2017.

(3) Subscription units include conversion in of 116,947,226 units which were converted from Class C in 2017.

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$2.0509
1/16/2017	40,000	19,484	2.0530
2/01/2017	—	—	2.0220
2/16/2017	—	—	2.0843
3/01/2017	—	—	2.0655
3/16/2017	64,000	30,723	2.0831
4/01/2017	—	—	2.0632
4/16/2017	—	—	2.0416
5/01/2017	—	—	2.0440
5/16/2017	—	—	2.0653
6/01/2017	—	—	2.0427
6/16/2017	—	—	2.0333
7/01/2017	—	—	2.0017
7/16/2017	—	—	2.0154
8/01/2017	—	—	1.9961
8/16/2017	—	—	2.0209
9/01/2017	9,000	4,400	2.0454
9/16/2017	—	—	2.0272
10/01/2017	14,000	6,969	2.0089
10/16/2017	—	—	2.0487
11/01/2017	—	—	2.0842
11/16/2017	933,000	451,707	2.0655
12/01/2017	—	—	2.0948
12/16/2017	—	—	2.1387
01/01/2018	12,000	5,535	2.1682
01/16/2018	—	—	2.2278
02/01/2018	—	—	2.2493

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$550,000	283,900	$1.9373
1/16/2017	—	—	1.9384
2/01/2017	130,000	68,127	1.9082
2/16/2017	—	—	1.9661
3/01/2017	—	—	1.9475
3/16/2017	—	—	1.9632
4/01/2017	600,000	308,721	1.9435
4/16/2017	—	—	1.9223
5/01/2017	—	—	1.9237
5/16/2017	—	—	1.9428
6/01/2017	100,000	52,064	1.9207
6/16/2017	—	—	1.9110
7/01/2017	—	—	1.8804
7/16/2017	—	—	1.8924
8/01/2017	—	—	1.8734
8/16/2017	—	—	1.8958
9/01/2017	—	—	1.9179
9/16/2017	—	—	1.9006
10/01/2017	3,093,000	1,642,417	1.8832
10/16/2017	—	—	1.9202
11/01/2017	50,000	25,600	1.9532
11/16/2017	—	—	1.9353
12/01/2017	—	—	1.9625
12/16/2017	—	—	2.0033
01/01/2018	—	—	2.0307
01/16/2018	—	—	2.0863
02/01/2018	—	—	2.1061

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$1,596,694	1,385,538	$1.1524
1/16/2017	100,000	86,685	1.1536
2/01/2017	1,173,000	1,032,480	1.1361
2/16/2017	100,000	85,390	1.1711
3/01/2017	4,952,729	4,267,386	1.1606
3/16/2017	313,071	267,468	1.1705
4/01/2017	356,456	307,475	1.1593
4/16/2017	1,126,464	982,011	1.1471
5/01/2017	3,900,000	3,395,734	1.1485
5/16/2017	46,634	40,185	1.1605
6/01/2017	1,686,430	1,469,271	1.1478
6/16/2017	32,000	28,009	1.1425
7/01/2017	50,000	44,456	1.1247
7/16/2017	150,000	132,462	1.1324
8/01/2017	1,000,459	891,992	1.1216
8/16/2017	365,000	321,444	1.1355
9/01/2017	1,387,382	1,207,154	1.1493
9/16/2017	386,875	339,543	1.1394
10/01/2017	355,000	314,298	1.1295
10/16/2017	62,000	53,810	1.1522
11/01/2017	36,434	31,071	1.1726
11/16/2017	557,000	479,181	1.1624
12/01/2017	100,000	84,803	1.1792
12/16/2017	6,009,497	4,990,034	1.2043
01/01/2018	575,000	470,771	1.2214
01/16/2018	—	—	1.2553
02/01/2018	475,000	374,665	1.2678

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.1531
1/16/2017	—	—	1.1548
2/01/2017	—	—	1.1378
2/16/2017	—	—	1.1734
3/01/2017	—	—	1.1633
3/16/2017	—	—	1.1737
4/01/2017	—	—	1.1629
4/16/2017	—	—	1.1512
5/01/2017	—	—	1.1531
5/16/2017	—	—	1.1656
6/01/2017	—	—	1.1533
6/16/2017	—	—	1.1485
7/01/2017	—	—	1.1311
7/16/2017	—	—	1.1393
8/01/2017	—	—	1.1289
8/16/2017	—	—	1.1434
9/01/2017	—	—	1.1577
9/16/2017	—	—	1.1478
10/01/2017	—	—	1.1378
10/16/2017	—	—	1.1608
11/01/2017	—	—	1.1813
11/16/2017	—	—	1.1710
12/01/2017	—	—	1.1880
12/16/2017	—	—	1.2133
01/01/2018	—	—	1.2305
01/16/2018	—	—	1.2648
02/01/2018	—	—	1.2774

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$1.1816
1/16/2017	—	—	1.1833
2/01/2017	—	—	1.1659
2/16/2017	—	—	1.2023
3/01/2017	—	—	1.1920
3/16/2017	—	—	1.2026
4/01/2017	—	—	1.1916
4/16/2017	—	—	1.1796
5/01/2017	—	—	1.1815
5/16/2017	—	—	1.1943
6/01/2017	—	—	1.1818
6/16/2017	—	—	1.1768
7/01/2017	—	—	1.1590
7/16/2017	—	—	1.1674
8/01/2017	—	—	1.1567
8/16/2017	—	—	1.1715
9/01/2017	—	—	1.1863
9/16/2017	—	—	1.1761
10/01/2017	—	—	1.1659
10/16/2017	—	—	1.1894
11/01/2017	—	—	1.2104
11/16/2017	—	—	1.1999
12/01/2017	—	—	1.2173
12/16/2017	—	—	1.2433
01/01/2018	—	—	1.2609
01/16/2018	—	—	1.2960
02/01/2018	—	—	1.3089

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/01/2017	$—	—	$0.9629
1/16/2017	—	—	0.9638
2/01/2017	—	—	0.9493
2/16/2017	—	—	0.9785
3/01/2017	—	—	0.9697
3/16/2017	—	—	0.9780
4/01/2017	1,343,485	1,387,038	0.9686
4/16/2017	—	—	0.9585
5/01/2017	—	—	0.9596
5/16/2017	—	—	0.9696
6/01/2017	—	—	0.9590
6/16/2017	—	—	0.9546
7/01/2017	362,382	385,636	0.9397
7/16/2017	—	—	0.9462
8/01/2017	—	—	0.9371
8/16/2017	—	—	0.9487
9/01/2017	—	—	0.9602
9/16/2017	—	—	0.9520
10/01/2017	—	—	0.9437
10/16/2017	—	—	0.9627
11/01/2017	—	—	0.9797
11/16/2017	—	—	0.9712
12/01/2017	—	—	0.9853
12/16/2017	—	—	1.0062
01/01/2018	—	—	1.0205
01/16/2018	—	—	1.0488
02/01/2018	—	—	1.0593

(1) Beginning of the period Net Asset Value.

Class A Units, Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount.  (Prior to February 1, 2017, Class A Units were subject to an upfront sales commissions range from 1.0% to 2.5%.) Sales commissions are directly deducted from subscription amounts. Class F Units and Class G Units are subject to upfront sales commissions paid to MLPF&S up to 0.5% of an investor’s gross subscription amount.  Class C Units, Class DI Units, Class F1 Units and Class M Units are not subject to upfront sales commissions. Class DT Units and Class DS Units were not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Trading profit (loss), net:
Realized, net	$42,430,090	$10,105,902	$50,940,784	$174,445,190	$84,320,010
Change in unrealized, net	5,581,558	5,483,549	(20,611,325)	(4,426,647)	19,691,885
Brokerage commissions	(808,963)	(909,013)	(1,114,645)	(1,182,808)	(1,310,913)
Total trading profit (loss), net	47,202,685	14,680,438	29,214,814	168,835,735	102,700,982

INVESTMENT INCOME (EXPENSE):
Interest, net	5,898,757	1,848,204	38,457	(492,913)	(370,405)

EXPENSES:
Management fee	11,866,466	18,609,590	20,409,088	18,246,934	21,013,843
Performance fee	—	8,312	11,590,474	29,738,237	6,385,339
Sponsor fee	9,280,154	13,562,259	14,477,352	13,968,592	15,912,263
Other	2,249,440	2,301,140	2,538,930	1,939,953	2,145,799
Total Expenses	23,396,060	34,481,301	49,015,844	63,893,716	45,457,244

NET INVESTMENT LOSS	(17,497,303)	(32,633,097)	(48,977,387)	(64,386,629)	(45,827,649)

NET INCOME (LOSS)	$29,705,382	$(17,952,659)	$(19,762,573)	$104,449,106	$56,873,333

Balance Sheet Data	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Members’ Capital	$673,382,372	$886,903,211	$1,024,143,098	$981,085,057	$978,349,405
Net Asset Value per Class A Unit	1.9438	1.8617	1.9048	1.9392	1.7385
Net Asset Value per Class C Unit	1.7099	1.6543	1.7095	1.7580	1.5919
Net Asset Value per Class D Unit	2.1682	2.0509	2.0671	2.0732	1.8309
Net Asset Value per Class I Unit	2.0307	1.9373	1.9742	2.0018	1.7875
Net Asset Value per Class DS Unit**	—	—	—	2.0706	1.8286
Net Asset Value per Class DT Unit***	—	—	—	2.2127	1.9307
Net Asset Value per Class M Unit	1.2214	1.1524	1.1615	1.1649	1.0288
Net Asset Value per Class F Unit	1.2305	1.1531	1.1508	1.1433	1.0007
Net Asset Value per Class F1 Unit	1.2609	1.1816	1.1792	1.1715	1.0254
Net Asset Value per Class DI Unit*	1.0205	0.9629	0.9704	—	—

*Units issued on February 1, 2015.

**Units fully redeemed as of April 30, 2015.

***Units fully redeemed as of December 31, 2015.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.6695	$1.6830	$1.6825	$1.6722	$1.7156	$1.7080	$1.7425	$1.7563	$1.7639	$1.7198	$1.6651	$1.6749
2014	$1.7319	$1.6967	$1.7075	$1.7329	$1.7016	$1.7214	$1.7247	$1.7487	$1.7555	$1.7791	$1.7747	$1.7787
2015	$1.9671	$1.9900	$1.9613	$1.9857	$2.0058	$2.0193	$2.0377	$1.9453	$1.9201	$1.9422	$1.8839	$1.8757
2016	$1.9859	$1.9706	$1.9902	$2.0034	$1.9221	$1.9358	$1.9457	$1.9012	$1.9018	$1.8663	$1.9094	$1.9599
2017	$1.8625	$1.8332	$1.8885	$1.8703	$1.8851	$1.8658	$1.8451	$1.8462	$1.8643	$1.8427	$1.8331	$1.8035

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.6770	$1.6515	$1.6253	$1.5993	$1.6516	$1.6475	$1.6575	$1.6910	$1.7051	$1.7323	$1.7032	$1.7385
2014	$1.7593	$1.7340	$1.7722	$1.7992	$1.7656	$1.7841	$1.8163	$1.8418	$1.8675	$1.9331	$1.9055	$1.9392
2015	$1.9157	$1.9426	$1.9122	$1.8463	$1.8606	$1.9076	$1.8671	$1.8776	$1.9069	$1.9392	$1.9032	$1.9048
2016	$1.9453	$1.9719	$1.9704	$1.9302	$1.8949	$1.9189	$1.8753	$1.8651	$1.8367	$1.8399	$1.8857	$1.8617
2017	$1.8147	$1.7962	$1.8173	$1.8382	$1.8213	$1.8043	$1.8395	$1.8708	$1.8534	$1.8791	$1.9179	$1.9438

NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.5434	$1.5552	$1.5542	$1.5440	$1.5834	$1.5757	$1.6069	$1.6189	$1.6253	$1.5840	$1.5329	$1.5413
2014	$1.5851	$1.5523	$1.5615	$1.5841	$1.5548	$1.5722	$1.5746	$1.5959	$1.6014	$1.6223	$1.6175	$1.6206
2015	$1.7825	$1.8025	$1.7758	$1.7971	$1.8145	$1.8260	$1.8418	$1.7576	$1.7341	$1.7534	$1.7000	$1.6919
2016	$1.7816	$1.7672	$1.7839	$1.7950	$1.7215	$1.7330	$1.7411	$1.7006	$1.7005	$1.6681	$1.7058	$1.7502
2017	$1.6542	$1.6275	$1.6759	$1.6591	$1.6715	$1.6538	$1.6347	$1.6350	$1.6503	$1.6305	$1.6214	$1.5945

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.5426	$1.5185	$1.4938	$1.4693	$1.5167	$1.5123	$1.5209	$1.5510	$1.5632	$1.5875	$1.5601	$1.5919
2014	$1.6022	$1.5785	$1.6126	$1.6365	$1.6052	$1.6214	$1.6500	$1.6724	$1.6951	$1.7539	$1.7281	$1.7580
2015	$1.7272	$1.7508	$1.7226	$1.6626	$1.6747	$1.7164	$1.6793	$1.6880	$1.7136	$1.7419	$1.7089	$1.7095
2016	$1.7364	$1.7595	$1.7574	$1.7208	$1.6887	$1.7094	$1.6698	$1.6600	$1.6341	$1.6362	$1.6763	$1.6543
2017	$1.6037	$1.5867	$1.6047	$1.6225	$1.6069	$1.5912	$1.6216	$1.6485	$1.6324	$1.6543	$1.6878	$1.7099

 NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.7331	$1.7482	$1.7488	$1.7392	$1.7854	$1.7786	$1.8157	$1.8312	$1.8403	$1.7954	$1.7394	$1.7508
2014	$1.8250	$1.7891	$1.8016	$1.8296	$1.7976	$1.8197	$1.8244	$1.8509	$1.8592	$1.8854	$1.8819	$1.8874
2015	$2.1043	$2.1301	$2.1007	$2.1281	$2.1510	$2.1669	$2.1879	$2.0901	$2.0643	$2.0894	$2.0279	$2.0204
2016	$2.1565	$2.1412	$2.1638	$2.1795	$2.0924	$2.1087	$2.1207	$2.0735	$2.0756	$2.0381	$2.0864	$2.1429
2017	$2.0530	$2.0220	$2.0843	$2.0655	$2.0831	$2.0632	$2.0416	$2.0440	$2.0653	$2.0427	$2.0333	$2.0017

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.7540	$1.7284	$1.7021	$1.6759	$1.7318	$1.7285	$1.7402	$1.7765	$1.7923	$1.8221	$1.7925	$1.8309
2014	$1.8679	$1.8422	$1.8840	$1.9139	$1.8793	$1.9001	$1.9357	$1.9640	$1.9928	$2.0641	$2.0358	$2.0732
2015	$2.0647	$2.0950	$2.0635	$1.9937	$2.0103	$2.0625	$2.0199	$2.0326	$2.0656	$2.1019	$2.0641	$2.0671
2016	$2.1283	$2.1588	$2.1585	$2.1157	$2.0784	$2.1060	$2.0594	$2.0495	$2.0196	$2.0243	$2.0761	$2.0509
2017	$2.0154	$1.9961	$2.0209	$2.0454	$2.0272	$2.0089	$2.0487	$2.0842	$2.0655	$2.0948	$2.1387	$2.1682

NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.7100	$1.7240	$1.7239	$1.7136	$1.7583	$1.7508	$1.7865	$1.8010	$1.8091	$1.7641	$1.7083	$1.7187
2014	$1.7809	$1.7451	$1.7565	$1.7829	$1.7510	$1.7716	$1.7754	$1.8004	$1.8076	$1.8323	$1.8280	$1.8325
2015	$2.0310	$2.0549	$2.0257	$2.0512	$2.0723	$2.0866	$2.1059	$2.0108	$1.9851	$2.0083	$1.9483	$1.9402
2016	$2.0585	$2.0431	$2.0637	$2.0777	$1.9937	$2.0083	$2.0189	$1.9730	$1.9741	$1.9375	$1.9826	$2.0353
2017	$1.9384	$1.9082	$1.9661	$1.9475	$1.9632	$1.9435	$1.9223	$1.9237	$1.9428	$1.9207	$1.9110	$1.8804

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.7211	$1.6952	$1.6686	$1.6421	$1.6961	$1.6922	$1.7028	$1.7375	$1.7522	$1.7805	$1.7508	$1.7875
2014	$1.8128	$1.7870	$1.8267	$1.8548	$1.8205	$1.8398	$1.8734	$1.9000	$1.9269	$1.9949	$1.9667	$2.0018
2015	$1.9818	$2.0100	$1.9788	$1.9110	$1.9261	$1.9751	$1.9335	$1.9447	$1.9754	$2.0092	$1.9722	$1.9742
2016	$2.0205	$2.0485	$2.0473	$2.0058	$1.9695	$1.9948	$1.9498	$1.9395	$1.9103	$1.9139	$1.9619	$1.9373
2017	$1.8924	$1.8734	$1.8958	$1.9179	$1.9006	$1.8832	$1.9202	$1.9532	$1.9353	$1.9625	$2.0033	$2.0307

NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.7310	$1.7460	$1.7467	$1.7371	$1.7832	$1.7764	$1.8135	$1.8290	$1.8380	$1.7932	$1.7372	$1.7486
2014	$1.8228	$1.7869	$1.7994	$1.8273	$1.7954	$1.8174	$1.8221	$1.8486	$1.8569	$1.8831	$1.8795	$1.8850
2015	$2.1017	$2.1274	$2.0981	$2.1255	$2.1484	$2.1642	$2.1852	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.7518	$1.7263	$1.7000	$1.6738	$1.7296	$1.7264	$1.7380	$1.7743	$1.7901	$1.8199	$1.7903	$1.8286
2014	$1.8656	$1.8399	$1.8817	$1.9115	$1.8770	$1.8978	$1.9333	$1.9616	$1.9903	$2.0615	$2.0333	$2.0706
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$1.8186	$1.8348	$1.8359	$1.8262	$1.8737	$1.8680	$1.9078	$1.9255	$1.9360	$1.8861	$1.8289	$1.8413
2014	$1.9249	$1.8875	$1.9010	$1.9309	$1.8976	$1.9213	$1.9266	$1.9560	$1.9657	$1.9956	$1.9919	$1.9984
2015	$2.2484	$2.2781	$2.2451	$2.2767	$2.3031	$2.3216	$2.3460	$2.2402	$2.2130	$2.2404	$2.1749	$2.1672
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$1.8451	$1.8186	$1.7913	$1.7640	$1.8232	$1.8202	$1.8328	$1.8706	$1.8866	$1.9202	$1.8875	$1.9307
2014	$1.9783	$1.9514	$1.9961	$2.0298	$1.9919	$2.0150	$2.0554	$2.0878	$2.1206	$2.2016	$2.1700	$2.2127
2015	$2.2153	$2.2483	$2.2149	$2.1404	$2.1587	$2.2152	$2.1700	$2.1840	$2.2199	$2.2594	$2.2193	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	$0.9738	$0.9823	$0.9827	$0.9773	$1.0032	$0.9994	$1.0202	$1.0290	$1.0341	$1.0088	$0.9773	$0.9837
2014	$1.0255	$1.0053	$1.0123	$1.0280	$1.0101	$1.0225	$1.0251	$1.0400	$1.0447	$1.0594	$1.0574	$1.0605
2015	$1.1824	$1.1969	$1.1804	$1.1958	$1.2086	$1.2176	$1.2294	$1.1744	$1.1599	$1.1740	$1.1394	$1.1352
2016	$1.2117	$1.2031	$1.2158	$1.2247	$1.1757	$1.1848	$1.1916	$1.1651	$1.1662	$1.1452	$1.1723	$1.2041
2017	$1.1536	$1.1361	$1.1711	$1.1606	$1.1705	$1.1593	$1.1471	$1.1485	$1.1605	$1.1478	$1.1425	$1.1247

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.9856	$0.9712	$0.9564	$0.9417	$0.9731	$0.9712	$0.9778	$0.9982	$1.0071	$1.0238	$1.0072	$1.0288
2014	$1.0495	$1.0351	$1.0586	$1.0754	$1.0559	$1.0677	$1.0876	$1.1036	$1.1197	$1.1598	$1.1439	$1.1649
2015	$1.1601	$1.1772	$1.1594	$1.1202	$1.1296	$1.1589	$1.1350	$1.1421	$1.1606	$1.1810	$1.1598	$1.1615
2016	$1.1958	$1.2130	$1.2128	$1.1888	$1.1678	$1.1834	$1.1572	$1.1516	$1.1348	$1.1375	$1.1665	$1.1524
2017	$1.1324	$1.1216	$1.1355	$1.1493	$1.1394	$1.1295	$1.1522	$1.1726	$1.1624	$1.1792	$1.2043	$1.2214

NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9759	$0.9459	$0.9525
2014	$0.9979	$0.9787	$0.9859	$1.0017	$0.9846	$0.9971	$1.0001	$1.0149	$1.0198	$1.0346	$1.0330	$1.0363
2015	$1.1609	$1.1755	$1.1597	$1.1752	$1.1883	$1.1974	$1.2095	$1.1559	$1.1421	$1.1564	$1.1229	$1.1192
2016	$1.2010	$1.1931	$1.2061	$1.2153	$1.1672	$1.1767	$1.1840	$1.1581	$1.1597	$1.1392	$1.1668	$1.1988
2017	$1.1548	$1.1378	$1.1734	$1.1633	$1.1737	$1.1629	$1.1512	$1.1531	$1.1656	$1.1533	$1.1485	$1.1311

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.9546	$0.9411	$0.9271	$0.9132	$0.9441	$0.9427	$0.9495	$0.9697	$0.9787	$0.9953	$0.9794	$1.0007
2014	$1.0261	$1.0124	$1.0358	$1.0526	$1.0340	$1.0458	$1.0657	$1.0817	$1.0979	$1.1375	$1.1223	$1.1433
2015	$1.1442	$1.1615	$1.1445	$1.1062	$1.1159	$1.1453	$1.1222	$1.1297	$1.1485	$1.1692	$1.1487	$1.1508
2016	$1.1911	$1.2087	$1.2091	$1.1856	$1.1652	$1.1812	$1.1555	$1.1504	$1.1341	$1.1372	$1.1668	$1.1531
2017	$1.1393	$1.1289	$1.1434	$1.1577	$1.1478	$1.1378	$1.1608	$1.1813	$1.1710	$1.1880	$1.2133	$1.2305

NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9692	$0.9759
2014	$1.0225	$1.0028	$1.0102	$1.0264	$1.0089	$1.0217	$1.0247	$1.0400	$1.0450	$1.0601	$1.0584	$1.0619
2015	$1.1895	$1.2045	$1.1883	$1.2042	$1.2176	$1.2270	$1.2393	$1.1844	$1.1702	$1.1850	$1.1505	$1.1468
2016	$1.2307	$1.2225	$1.2358	$1.2452	$1.1959	$1.2057	$1.2132	$1.1866	$1.1883	$1.1673	$1.1955	$1.2284
2017	$1.1833	$1.1659	$1.2023	$1.1920	$1.2026	$1.1916	$1.1796	$1.1815	$1.1943	$1.1818	$1.1768	$1.1590

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2013	$0.9782	$0.9643	$0.9500	$0.9358	$0.9674	$0.9660	$0.9729	$0.9936	$1.0028	$1.0198	$1.0036	$1.0254
2014	$1.0514	$1.0373	$1.0613	$1.0785	$1.0595	$1.0716	$1.0920	$1.1084	$1.1249	$1.1656	$1.1500	$1.1715
2015	$1.1724	$1.1901	$1.1727	$1.1335	$1.1434	$1.1736	$1.1499	$1.1575	$1.1768	$1.1980	$1.1770	$1.1792
2016	$1.2205	$1.2385	$1.2389	$1.2149	$1.1939	$1.2103	$1.1840	$1.1788	$1.1621	$1.1653	$1.1956	$1.1816
2017	$1.1674	$1.1567	$1.1715	$1.1863	$1.1761	$1.1659	$1.1894	$1.2104	$1.1999	$1.2173	$1.2433	$1.2609

NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2015	n/a	n/a	$0.9862	$0.9991	$1.0098	$1.0173	$1.0272	$0.9812	$0.9691	$0.9809	$0.9520	$0.9485
2016	$1.0124	$1.0052	$1.0158	$1.0232	$0.9823	$0.9899	$0.9956	$0.9735	$0.9744	$0.9568	$0.9795	$1.0060
2017	$0.9638	$0.9493	$0.9785	$0.9697	$0.9780	$0.9686	$0.9585	$0.9596	$0.9696	$0.9590	$0.9546	$0.9397

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2015	$0.9693	$0.9835	$0.9687	$0.9360	$0.9438	$0.9683	$0.9483	$0.9542	$0.9697	$0.9868	$0.9690	$0.9704
2016	$0.9992	$1.0135	$1.0133	$0.9933	$0.9757	$0.9887	$0.9668	$0.9622	$0.9481	$0.9504	$0.9747	$0.9629
2017	$0.9462	$0.9371	$0.9487	$0.9602	$0.9520	$0.9437	$0.9627	$0.9797	$0.9712	$0.9853	$1.0062	$1.0205

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

Total Trading
Year ended December 31, 2017	Profit (Loss)

Interest Rates	$(16,190,929)
Agricultural	3,693,365
Currencies	(16,685,850)
Energy	(5,427,642)
Metals	(5,579,944)
Stock Indices	88,202,648
Subtotal	48,011,648
Brokerage Commissions	(808,963)
Total	$47,202,685

The Fund experienced a net trading profit of $48,011,648 before brokerage commissions and related fees for the year ended December 31, 2017. The Fund’s profits were primarily attributable to the stock indices and agriculture sectors. The energy, metals, interest rates and currency sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The Trading Program’s long positions in most stock markets added value over the course of January, with the NASDAQ driving the positive contribution to returns as information technology stocks outperformed the wider U.S. market. Profits were posted to the Fund in the middle of the first quarter. The Trading Program’s long positions in the S&P 500 and NASDAQ resulted in profits in this sector which posted gains. Profits were posted to the Fund at the end of the first quarter due to the European markets leading the sector. Profits were posted to the Fund at the beginning of the second quarter. Equity markets maintaining their upward trend in April benefited the Trading Program’s long positions in the S&P 500, NASDAQ and Euro Stoxx 50. Profits were posted to the Fund in the middle of the second quarter due to the Trading Program’s long positions in the S&P 500 and the NASDAQ.  Losses were posted to the Fund at the end of the second quarter. Volatile trading towards the end of June reversed the profits and resulted in negative performance for the month. Profits were posted to the Fund at the beginning of the third quarter. Global stocks indices maintained their upward trajectory in July which benefited the Trading Program’s mostly long positions; the S&P 500 was the biggest contributor to the sector’s profits, followed by the Hang Seng and tech-heavy NASDAQ. Profits were posted to the Fund in the middle of the third quarter as positioning in stock indices continued to add value. Profits were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in stock indices generating profits. Profits were posted to the Fund at the beginning of the fourth quarter. The S&P 500 and Nikkei 225 were the top individual contributors to performance as the Trading Program continued to profit from rising equity markets. Profits were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s long positions in U.S. and Japanese indices offsetting losses from Europe. Profits were posted to the Fund at the end of the fourth quarter due to the Trading Program’s long positioning in the S&P 500 and the Financial Times Stock Exchange 100 Index.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Profits were posted to the Fund in the middle through the end of the first quarter due to the Trading Program’s short exposure in crops futures. Profits were posted to the Fund at the beginning of the second quarter driven by the Trading Program’s short positions in falling crops markets and long positions in rising livestock markets. Profits were posted to the Fund in the middle of the second quarter due to the Trading Program’s short positions in soybeans and sugar. Losses were posted to the Fund at the end of the second quarter driven by the Trading Program’s grain positions — most notably in wheat. Profits were posted to the Fund at the beginning of the third quarter. A combination of short positions and rising prices proved counterproductive in most of the commodity sectors. Crops led the losses as coffee prices continued to rise after a steady downward trend reversed course and soybean futures swung higher alongside drought conditions in parts of the United States. Profits were posted to the Fund in the middle of the third quarter due to the Trading Program’s short positions in markets such as corn, soybeans and coffee.  Small losses from the commodities sectors resulted in losses being posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter as the Trading Program benefited from rising prices in livestock. Losses were posted to the Fund in the middle of the fourth quarter. Profits were posted to the Fund at the end of the fourth quarter.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Energy markets fell in January and most notably in natural gas amid expectations of a mild winter. Losses were posted to the Fund in the middle of the first quarter as falling natural gas prices resulted in losses from the Trading Program’s long position in the market. Losses were posted to the Fund at the end of the first quarter due to the Trading Program’s long position in Brent crude detracting from returns. Losses were posted to the Fund at the beginning through the middle of the second quarter. The Trading Program’s long positions detracted from performance, particularly in natural gas and heating oil during May. Losses were posted to the Fund at the end of the second quarter due to the Trading Program’s initial net long positions being whipsawed by the intra-month selloff and subsequent rebound in energy prices. Losses were posted to the Fund at the beginning of the third quarter as the Trading Program’s short positions in crude oil and gasoline struggled as prices rallied during the second half of July. Losses were posted to the Fund in the middle of the third quarter. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s short exposure to West Texas Intermediate crude oil. Profits were posted to the Fund at the beginning of the fourth quarter due to the Trading Program’s short and long positions in natural gas and Brent oil. Profits were posted to the Fund in the middle through the end of the fourth quarter. In December, the Trading Program’s long positions in crude and heating oil resulted in profits being posted to the Fund.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Precious metals, particularly gold, detracted from returns in January, although base metals were profitable due to the Trading Program’s long position in copper. Losses were posted to the Fund in the middle of the first quarter. Price gains weighed on the Trading Program’s short position in gold, which was reduced during February. Losses were posted to the Fund at the end of the first quarter. Losses were posted to the Fund at the beginning of the second quarter due to the Trading Program’s positions in aluminum and gold. Losses were posted to the Fund in the middle of the second quarter as rising gold and silver prices weighed on the Trading Program’s short positions in precious metals. Profits were posted to the Fund at the end of the second quarter due to the Trading Program’s precious metals. Losses were posted to the Fund at the beginning of the third quarter. Profits were posted to the Fund in the middle of the third quarter from the Trading Program’s base metals. Losses were posted to the Fund at the end of the third quarter due to the Trading Programs long positions in gold. Profits were posted to the Fund at the beginning of the fourth quarter as the Trading Program benefited from the base metals rising prices. Losses were posted to the Fund in the middle of the fourth quarter. The Trading Program’s long exposure to base metals posted losses to the Fund as aluminum, nickel and copper prices fell during November. Profits were posted to the Fund at the end of the fourth quarter due to base metals.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter which were reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the first quarter. Losses were posted to the Fund at the end of the first quarter due to the Trading Program’s long positions in German government bonds weighing on returns. Losses were posted to the Fund at the beginning of the second quarter due to the Trading Program’s short positions in Eurodollar futures and longer-dated U.S. government bonds against a backdrop of easing U.S. inflation expectations. Losses were posted to the Fund in the middle of the second quarter through the end of the second quarter. The rise in global bond yields in June weighed on the Trading Program’s long positions in European and longer-dated U.S. government bonds. Losses were posted to the Fund at the beginning of the third quarter. Profits were posted to the Fund in the middle of the third quarter. The Trading Program’s long fixed income positions, particularly in bund and Eurodollar futures, led to profits against the backdrop of falling government bond yields and changing rate expectations. Losses were posted to the Fund at the end of the third quarter.  The Trading Program’s long positions in Eurodollar and U.S. Treasury futures proved challenging as investors revised their interest rate expectations and bond yields rose.  Profits were posted to the Fund at the beginning of the fourth quarter which were driven by European government bond and short-term interest rate markets, particularly bunds and Euribor. Profits were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s short positions in short-dated U.S. Treasury futures. Losses were posted to the Fund at the end of the fourth quarter.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The Trading Program’s short positions in the Euro and the Japanese yen led the losses in currencies, but were partly offset by long positions in appreciating emerging market currencies. Profits were posted to the Fund in the middle of the first quarter. Currencies recovered the majority of the Trading Program’s  January losses with the Fund’s short position in the Euro benefitting from the Euro-U.S. dollar exchange rate falling back to near where it started the year. Profits also came from the Trading Program’s long positions in emerging market currencies such as the Indian rupee and the Chinese renminbi, where increasing positions during February reduced the Fund’s long exposure to the U.S. dollar. Losses were posted to the Fund at the end of the first quarter. The Trading Program’s long positions in a number of emerging markets currencies added value, most notably the Indian rupee, however were not enough to offset the short positions in the appreciating Japanese yen and Euro. Losses were posted to the Fund at the beginning of the second quarter. The Trading Program’s short position in the Euro was the largest individual detractor from returns, with the Euro-U.S. dollar exchange rate reaching higher levels. The appreciating British pound also cost some performance. Losses were posted to the Fund in the middle of the second quarter due to the Trading Program’s short positions in the Euro and the Japanese yen. The Trading Program reduced the Euro position and increased short exposure to the Japanese yen. Losses were posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter as profits from the U.S. dollar weakening against the Euro and the Brazilian real were offset by a short position in the Japanese yen. Profits were posted to the Fund in the middle of the third quarter. The Fund benefited from the Trading Program’s short position in the British pound and long positions in emerging market currencies and the Euro. Losses were posted to the Fund at the end of the third quarter. The reversal in the downward British sterling and U.S. dollar trends weighed on the Trading Program’s short position in the British pound and long positions in the Euro and emerging market currencies. Losses were posted to the Fund at the beginning of the fourth quarter due to the Trading Program’s long positions in the Canadian dollar, Euro and emerging markets erasing profits from short exposure to the Japanese yen and Swiss franc. Profits were posted to the Fund in the middle through the end of the fourth quarter.  Currencies were mixed in December as profits from the South African rand and Chinese renminbi were partly offset by the Mexican peso.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2017 and December 31, 2016, the Fund’s average period-end Net Asset Value was approximately $741,684,034 and $969,936,827, respectively.

	December 31, 2017
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$7,244,365	0.98%	$18,361,517	$669,357
Currencies	6,196,614	0.84%	11,150,629	2,016,562
Energy	6,064,887	0.82%	7,175,301	4,786,179
Interest Rates	12,119,988	1.63%	25,526,364	3,734,102
Metals	5,804,670	0.78%	18,406,796	978,612
Stock Indices	11,985,872	1.62%	22,770,472	3,984,951

TOTAL	$49,416,396	6.67%	$103,391,079	$16,169,763

	December 31, 2016
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$4,089,851	0.42%	$7,138,751	$2,312,825
Currencies	9,504,223	0.98%	21,985,842	7,891
Energy	8,870,865	0.91%	31,287,902	563,007
Interest Rates	30,586,257	3.15%	59,972,949	9,746,242
Metals	8,175,310	0.84%	12,748,853	4,731,694
Stock Indices	4,192,835	0.43%	9,648,214	1,507,734

TOTAL	$65,419,341	6.73%	$142,782,511	$18,869,393

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2017.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2017.

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

Net Income (Loss) per quarter

Eight quarters through December 31, 2017

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2017	2017	2017	2017	2016	2016	2016	2016
Total Income (Loss)	$54,576,542	$6,644,772	$(18,414,772)	$10,294,900	$(19,712,849)	$(11,498,263)	$20,662,996	$27,076,758
Total Expenses	4,079,025	5,361,594	6,537,965	7,417,477	8,163,252	8,590,215	8,620,925	9,106,909
Net Income (Loss)	$50,497,517	$1,283,178	$(24,952,737)	$2,877,423	$(27,876,101)	$(20,088,478)	$12,042,071	$17,969,849

Net Income (Loss) per weighted average Unit (a)	$0.1156	$0.0027	$(0.0485)	$0.0051	$(0.0458)	$(0.0323)	$0.0188	$0.0269

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2017, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Nancy Fahmy, age 43 has been the Chief Executive Officer and President of MLAI since October 2015 and is also head of Alternative Investments for the Global Wealth and Retirement Solutions group (“GWRS”), which is a business unit within the BofA Corp. Global Wealth & Investment Management group (“GWIM”), a division within BofA Corp.   The Alternative Investments group is responsible for

providing advisors and clients with access to a range of platforms and investments solutions including hedge funds, private equity, managed futures and precious metals.  Since January 2014, she has been a member of MLAI’s Board of Managers.  Prior to her appointment as the head of the Alternative Investment group in July 2015, Ms. Fahmy was a Managing Director within GWIM, and responsible for private equity and real assets origination and distribution within MLAI since December 2012.  She joined MLAI as a Director in April 2006 and was head of private equity and real assets origination and distribution from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has served as the head of GWIM Capital Markets, since May 2017 where she is responsible for product development and management.  Ms. Fahmy is a principal of Bank of America, N.A. (“BANA”) and Merrill Lynch Capital Services Inc. (“MLCS”), both registered swaps dealers that act as a counterparty to GWIM Capital Markets clients for various OTC derivatives instruments, where she is responsible for swap trading.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ms. Fahmy has been registered with the CFTC as an associated person of MLAI since October 22, 2015, and she has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy has been a NFA associate member and registered as an associated person of MLPF&S since October 2015.

Ms. Fahmy has been listed as a principal of BANA since July 14, 2017 and as a principal of MLCS since July 17, 2017.

Barbra E. Kocsis, age 51, is the Chief Financial Officer for MLAI and is a Director within BofA Corp.’s Global Technology and Operations group, positions she has held since October 2006. Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007.

Dominick A. Carlino, age 45, has been a Managing Director of MLAI since April 2016, and the head of heading Relationship Management and Business Development Distribution for MLAI, since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners. Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution. Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.

Ninon Marapachi, age 40,  has been the head of the Hedge Fund Origination and Product Management team within the BofA Corp. Alternative Investments Group, a division within BofA Corp. that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.   Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  She has been an NFA associate member since February 2011 and registered as an associated person of MLPF&S since March 2011.

Jeff McGoey, age 41, has been a Director within GWRS responsible for Alternative Investment Platform Oversight for BofA Corp. since December 2010.  Mr. McGoey had portfolio oversight of ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments, from May 2008 through December 2010, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and managing various strategic initiatives across the organization.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.

Greg Parets, age 41, has been Head of Strategy & Business Governance for the Alternative Investments & Markets Group of GWIM since September 2017.  Prior to his current role, he served as Head of Strategy & Business Governance for the Alternative Investments Group of GWIM from August 2016 to September 2017 and Head of Cross-Platform & Strategic Initiatives for the Alternative Investments Group of GWIM from June 2013 to August 2016.  Mr. Parets joined BofA Corp. in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Mr. Parets has been listed as a principal of MLAI since January 2, 2014

John V. Leale, age 56, is a Managing Director and serves as the Head of the Private Equity and Real Assets  Product Origination within BofA Corp. Mr. Leale joined the Alternative Investments Group within Global Wealth and Investment Management in May 2014 and along with his team is responsible for identifying and developing illiquid fund offerings which include private equity, real assets, credit and special situations. Prior to joining Merrill Lynch, Mr. Leale was the head of Private Equity Product Development for Morgan Stanley Wealth Management and began his career in the proprietary real estate group of Dean Witter Reynolds. Mr. Leale is a graduate of St. Peter’s University.

Mr. Leale has been listed as a principal of MLAI since March 1, 2017

MLAI acts as the sponsor and manager to two public futures funds whose units of limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor and manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                              Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2017 were timely and correctly made.

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

Director Independence:

No person who served as a manager of MLAI during 2017 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2017 and 2016 were $212,495 and $187,800, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2017 and 2016 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2017 and 2016 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2017 and 2016 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

(e)                                  Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all services prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Page

1. Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2017 and 2016	2

Statements of Operations for the years ended December 31, 2017, 2016 and 2015	3

Statements of Changes in Members’ Capital for the years ended December 31, 2017, 2016 and 2015	4

Financial Data Highlights for the years ended December 31, 2017, 2016 and 2015	6

Notes to Financial Statements	9

2.                                      Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                      Exhibits:

The exhibits listed below are incorporated by reference or are filed herewith to this Annual Report on Form 10-K.

Item 16:                         Form 10-K Summary

None.

2.                                      Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Winton FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on December 20, 2004 (the “Registration Statement”).

3.02	Sixth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on January 30, 2015.

3.03	Amendment to the Sixth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC.

Exhibit 3.03:	Is incorporated by reference from Exhibit 3.01(i) contain in the registrant’s Report on Form 8-K filed on April 9, 2015.

3.04	Amendment to the Sixth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC.

Exhibit 3.04	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on September 8, 2017.

3.05	Amendment to the Sixth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC.

Exhibit 3.05	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on October 18, 2017.

3.06	Amendment to the Sixth Amended and Restated Limited Liability Company Operating Agreement of ML Winton FuturesAccess LLC.

Exhibit 3.06	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on January 25, 2018.

10.01	Customer Agreement between ML Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 1 to the Registration Statement on February 12, 2008.

10.02	Amended and Restated Advisory Agreement among ML Winton FuturesAccess LLC, ML Winton FuturesAccess Ltd., Winton Capital Management Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on March 5, 2015.

10.03	Amendment to the Advisory Agreement by and among ML Winton FuturesAccess LLC, ML Winton FuturesAccess Ltd., Winton Capital Management Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on May 29, 2015.

10.04	Amendment to Advisory Agreement among ML Winton FuturesAccess LLC, WNTN FuturesAccess Ltd., Winton Capital Limited Mangement Limited and Merrill Lynch Alternative Investments LLC.

Exhibit 10.04:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on February 7, 2018

13.01	2017 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

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

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

ML WINTON FUTURESACCESS LLC

2017 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2017 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2018.

ML WINTON FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/Nancy Fahmy
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy Fahmy	Chief Executive Officer, President and Manager	March 19, 2018
Nancy Fahmy	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 19, 2018
Barbra E. Kocsis	(Principal Financial Officer)

/s/Dominick A. Carlino	Vice President and Manager	March 19, 2018
Dominick A. Carlino

/s/Ninon Marapachi	Vice President and Manager	March 19, 2018
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 19, 2018
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 19, 2018
Greg Parets

/s/ John V. Leale	Vice President and Manager	March 19, 2018
John V. Leale