Form 10-Q
period 2018-03-31
ML Winton FuturesAccess LLC
filed 2018-05-11
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No  ☒

As of March 31, 2018, 402,017,194 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2018 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $31,702,992 for 2018 and $64,470,217 for 2017)	$627,834,124	$662,002,685
Receivable from broker due to variation margin	4,965,084	—
Unrealized profit on open futures contracts	8,167,360	26,926,899
Unrealized profit on open forwards contracts	1,273,286	8,014,190
Cash and cash equivalents	245,747	548,789
Other assets	673,921	606,748

TOTAL ASSETS	$643,159,522	$698,099,311

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$4,822	$7,475
Sponsor and Advisory fees payable	956,039	1,033,066
Redemptions payable	9,674,327	4,592,527
Unrealized loss on open futures contracts	5,598,302	15,093,936
Unrealized loss on open forwards contracts	1,177,647	3,291,347
Other liabilities	537,350	698,588

Total liabilities	17,948,487	24,716,939

MEMBERS’ CAPITAL:
Members’ Capital (402,017,194 Units and 421,581,510 Units outstanding; unlimited Units authorized)	625,211,035	673,382,372
Total Members’ Capital	625,211,035	673,382,372

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$643,159,522	$698,099,311

NET ASSET VALUE PER UNIT:

Class A	$1.8973	$1.9438
Class C	$1.6648	$1.7099
Class D	$2.1203	$2.1682
Class I	$1.9841	$2.0307
Class M	$1.1966	$1.2214
Class F	$1.2057	$1.2305
Class F1	$1.2355	$1.2609
Class DI	$0.9998	$1.0205

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2018	2017
TRADING PROFIT (LOSS):

Realized, net	$(3,866,284)	$21,966,279
Change in unrealized, net	(8,926,025)	(12,510,307)
Brokerage commissions	(182,104)	(208,970)

Total trading profit (loss), net	(12,974,413)	9,247,002

INVESTMENT INCOME (EXPENSE):
Interest, net	2,032,893	1,047,898

EXPENSES:
Management fee	1,477,687	4,048,442
Sponsor fee	1,512,500	2,841,862
Performance fee	61,972	—
Other	605,321	527,173
Total expenses	3,657,480	7,417,477

NET INVESTMENT INCOME (LOSS)	(1,624,587)	(6,369,579)

NET INCOME (LOSS)	$(14,599,000)	$2,877,423

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	155,185,085	60,889,473
Class C	16,600,468	219,122,783
Class D	22,457,091	36,136,127
Class I	21,000,032	26,905,519
Class M	97,932,809	106,017,012
Class F	46,520,691	46,520,691
Class F1	32,348,368	32,348,368
Class DI	22,809,557	37,162,219

Net income (loss) per weighted average Unit
Class A	$(0.0458)	$0.0046
Class C	$(0.0411)	$0.0005
Class D	$(0.0479)	$0.0126
Class I	$(0.0434)	$0.0067
Class M	$(0.0245)	$0.0083
Class F	$(0.0248)	$0.0098
Class F1	$(0.0254)	$0.0100
Class DI	$(0.0198)	$0.0055

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited) (in Units)

	Members’ Units December 31, 2016	Subscriptions	Redemptions	Members’ Units March 31, 2017	Members’ Units December 31, 2017	Subscriptions	Redemptions	Members’ Units March 31, 2018
Class A*	61,945,513	477,806	(4,321,674)	58,101,645	156,671,363	3,996,021	(10,800,476)	149,866,908
Class C**	232,428,092	430,907	(35,568,331)	197,290,668	19,603,674	—	(4,311,271)	15,292,403
Class D	36,734,074	50,207	(1,857,912)	34,926,369	22,451,556	5,535	(2,613,477)	19,843,614
Class I	28,092,830	352,027	(3,974,153)	24,470,704	21,581,463	—	(972,547)	20,608,916
Class M	108,834,546	7,124,947	(18,909,476)	97,050,017	98,977,602	1,272,038	(4,313,337)	95,936,303
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI	41,570,588	—	(7,395,705)	34,174,883	23,426,793	—	(1,826,802)	21,599,991

Total Members’ Units	588,474,702	8,435,894	(72,027,251)	524,883,345	421,581,510	5,273,594	(24,837,910)	402,017,194

*Subscription units include conversion in of 3,304,878 units which were converted from Class C in 2018.

**Redemption units include conversion out of 3,759,486 units which were converted to Class A in 2018.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	Members’ Capital December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2017	Members’ Capital December 31, 2017	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2018
Class A*	$115,326,344	$889,589	$(8,085,639)	$278,616	$108,408,910	$304,532,437	$7,779,102	$(20,871,520)	$(7,103,792)	$284,336,227
Class C**	384,498,441	707,990	(59,031,989)	101,019	326,275,461	33,519,419	—	(7,379,506)	(681,568)	25,458,345
Class D	75,339,626	104,000	(3,837,517)	454,087	72,060,196	48,680,095	12,000	(5,541,356)	(1,075,778)	42,074,961
Class I	54,423,920	680,000	(7,725,942)	181,077	47,559,055	43,826,226	—	(2,023,121)	(912,341)	40,890,764
Class M	125,421,076	8,235,494	(22,025,005)	877,381	112,508,946	120,886,365	1,560,760	(5,249,315)	(2,399,581)	114,798,229
Class F	53,645,210	—	—	455,708	54,100,918	57,244,901	—	—	(1,153,057)	56,091,844
Class F1	38,222,098	—	—	324,691	38,546,789	40,786,870	—	—	(821,551)	39,965,319
Class DI	40,026,496	—	(7,129,253)	204,844	33,102,087	23,906,059	—	(1,859,381)	(451,332)	21,595,346

Total Members’ Capital	$886,903,211	$10,617,073	$(107,835,345)	$2,877,423	$792,562,362	$673,382,372	$9,351,862	$(42,924,199)	$(14,599,000)	$625,211,035

*Subscription  includes conversion in the amount of $6,438,077 which was converted from Class C in 2018.

**Redemption  includes conversion out in the amount of $6,438,077 which was converted to Class A in 2018.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI

Per Unit Operating Performance:

Net asset value, beginning of period	$1.9438	$1.7099	$2.1682	$2.0307	$1.2214	$1.2305	$1.2609	$1.0205

Net realized and net change in unrealized trading profit (loss)	(0.0385)	(0.0338)	(0.0431)	(0.0403)	(0.0243)	(0.0245)	(0.0251)	(0.0203)
Brokerage commissions	(0.0005)	(0.0005)	(0.0006)	(0.0006)	(0.0003)	(0.0003)	(0.0003)	(0.0003)
Interest income, net	0.0060	0.0052	0.0067	0.0062	0.0038	0.0038	0.0039	0.0031
Expenses	(0.0135)	(0.0160)	(0.0109)	(0.0119)	(0.0040)	(0.0038)	(0.0039)	(0.0032)

Net asset value, end of period	$1.8973	$1.6648	$2.1203	$1.9841	$1.1966	$1.2057	$1.2355	$0.9998

Total Return: (a) (c) (d)

Total return before Performance fees	-2.39%	-2.64%	-2.21%	-2.29%	-2.03%	-2.02%	-2.01%	-2.02%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.39%	-2.64%	-2.21%	-2.29%	-2.03%	-2.02%	-2.01%	-2.02%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	0.68%	0.93%	0.49%	0.58%	0.30%	0.30%	0.30%	0.30%
Performance fees	0.01%	0.01%	0.01%	0.01%	0.01%	0.00%	0.00%	0.01%
Expenses (including Performance fees)	0.69%	0.94%	0.50%	0.59%	0.31%	0.30%	0.30%	0.31%

Net investment income (loss) (excluding Performance fees)	-0.37%	-0.62%	-0.18%	-0.27%	0.01%	0.01%	0.01%	0.01%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	0.00%	0.00%	-0.01%
Net investment income (loss) (including Performance fees)	-0.38%	-0.63%	-0.19%	-0.28%	0.00%	0.01%	0.01%	0.00%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

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

Total Return: (a) (c) (d)

Total return before Performance fees	0.22%	-0.03%	0.60%	0.32%	0.60%	0.85%	0.85%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.22%	-0.03%	0.60%	0.32%	0.60%	0.85%	0.85%	0.60%

Ratios to Average Members’ Capital: (c) (d)

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

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2018, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2018 and December 31, 2017 and the results of its operations for the three month periods ended March 31, 2018 and 2017.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments as of March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018 (a)

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	201	$262,216	0.04%	(3,446)	$1,737,867	0.28%	$2,000,083	0.32%	April 2018 - September 2018
Currencies - Futures	965	273,968	0.04%	(1,195)	225,889	0.04%	499,857	0.08%	June 2018
Currencies - Forwards*	173,826,217	(682,396)	-0.11%	(91,332,171)	778,035	0.12%	95,639	0.01%	April 2018 - June 2018
Energy	2,006	5,517,528	0.88%	—	—	0.00%	5,517,528	0.88%	April 2018 - June 2018
Interest rates	274	143,327	0.02%	(8,239)	1,417,638	0.23%	1,560,965	0.25%	June 2018 - March 2021
Metals	1,236	(2,991,156)	-0.48%	(1,363)	2,735,902	0.44%	(255,254)	-0.04%	April 2018 - July 2018
Stock indices	827	(3,266,346)	-0.52%	(415)	1,477,309	0.24%	(1,789,037)	-0.28%	April 2018 - June 2018

Total		$(742,859)	-0.13%		$8,372,640	1.35%	$7,629,781	1.22%

(a) Certain exchanges have modified their rulebook from the collateralized-to-market model to the settled-to-market model, resulting in the characterization of variation margin postings as settlement payments, as opposed to adjustments to collateral. As a result, the Fund has classified such amounts within the receivable from broker due to variation margin account on the Statement of Financial Condition.  This receivable from broker due to variation margin account combined with the unrealized profit (loss) on open futures accounts on the Statement of Financial Condition represents the total net unrealized profit (loss) on open positions in the above condensed schedule of investments as of March 31, 2018. At this time, the Chicago Mercantile Exchange and its related exchanges are the only central clearing parties of the Fund where variation margin payments are considered settlement payments.

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

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2018 and December 31, 2017. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

3.    FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts and receivable from broker due to variation margin are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss and receivable from broker due to variation margin from the preceding period/year is reported in the respective Statements of Operations.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2018 or the year ended December 31, 2017.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2018 and December 31, 2017, are as follows:

2018

	Total	Level I	Level II	Level III
Net unrealized profit (loss) (a) on open contracts

Assets
Futures	$18,079,982	$15,040,217	$3,039,765	$—
Forwards	1,273,286	—	1,273,286	—
	$19,353,268	$15,040,217	$4,313,051	$—

Liabilities
Futures	$10,545,840	$6,306,681	$4,239,159	$—
Forwards	1,177,647	—	1,177,647	—
	$11,723,487	$6,306,681	$5,416,806	$—

March 31, 2018	$7,629,781	$8,733,536	$(1,103,755)	$—

(a) Refer to note (a) within Note 2 regarding the presentation of receivable from broker due to variation margin which is included within the above fair value hierarchy.

2017

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts

Assets
Futures	$26,926,899	$15,451,347	$11,475,552	$—
Forwards	8,014,190	—	8,014,190	—
	$34,941,089	$15,451,347	$19,489,742	$—

Liabilities
Futures	$15,093,936	$12,380,974	$2,712,962	$—
Forwards	3,291,347	—	3,291,347	—
	$18,385,283	$12,380,974	$6,004,309	$—

December 31, 2017	$16,555,806	$3,070,373	$13,485,433	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2018 and year ended December 31, 2017 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2018 and December 31, 2017, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. For exchanges which consider variation margin payments as collateral and not settlement, the variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts in addition to the receivable from broker due to variation margin and the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2018 and 2017:

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(1,810,162)	$(1,143,721)
Currencies	(5,358,887)	(4,632,304)
Energy	(1,246,252)	(5,823,535)
Interest rates	1,001,221	(5,191,179)
Metals	(3,920,013)	(5,030,103)
Stock indices	(1,458,216)	31,276,814

Total, net	$(12,792,309)	$9,455,972

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

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s receivable from broker due to variation margin and unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin. The credit risk associated with these instruments from counterparty nonperformance is the receivable from broker due to variation margin and unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of March 31, 2018 and December 31, 2017.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets.   The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2018, and 2017 amounted to

$34,350 and $44,493, respectively, of which $37,338 and $37,175 was payable to the Transfer Agent as of March 31, 2018 and December 31, 2017, respectively.

Brokerage commissions, interest, net and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash, receivable from broker due to variation margin and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A
	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.8625	$1.8332	$1.8885	$1.8703	$1.8851	$1.8658
2018	$1.9966	$2.0152	$1.9147	$1.9042	$1.8873	$1.8973

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C
	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.6542	$1.6275	$1.6759	$1.6591	$1.6715	$1.6538
2018	$1.7556	$1.7712	$1.6822	$1.6722	$1.6567	$1.6648

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D
	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$2.0530	$2.0220	$2.0843	$2.0655	$2.0831	$2.0632
2018	$2.2278	$2.2493	$2.1378	$2.1267	$2.1085	$2.1203

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I
	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.9384	$1.9082	$1.9661	$1.9475	$1.9632	$1.9435
2018	$2.0863	$2.1061	$2.0014	$1.9907	$1.9734	$1.9841

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M
	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.1536	$1.1361	$1.1711	$1.1606	$1.1705	$1.1593
2018	$1.2553	$1.2678	$1.2053	$1.1995	$1.1896	$1.1966

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F
	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.1548	$1.1378	$1.1734	$1.1633	$1.1737	$1.1629
2018	$1.2648	$1.2774	$1.2145	$1.2086	$1.1986	$1.2057

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F1
	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$1.1833	$1.1659	$1.2023	$1.1920	$1.2026	$1.1916
2018	$1.2960	$1.3089	$1.2444	$1.2384	$1.2282	$1.2355

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DI
	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2017	$0.9638	$0.9493	$0.9785	$0.9697	$0.9780	$0.9686
2018	$1.0488	$1.0593	$1.0071	$1.0022	$0.9939	$0.9998

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

For the three month period ended March 31, 2018, Fund capital decreased 7.15% from $673,382,372 to $625,211,035.  This decrease was attributable to the net loss from operations of $14,599,000 coupled with the redemption of 24,837,910 redeemable Units resulting in an outflow of $42,924,199. The cash outflow was offset with cash inflow of $9,351,862 due to subscriptions of 5,273,594 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts and receivable from broker due to variation margin are included as a component of equity in commodity trading accounts on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses and receivable from broker due to variation margin from the preceding period are reported in the Statements of Operations.

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

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2014.

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

Results of Operations

January 1, 2018 to March 31, 2018

January 1, 2018 to March 31, 2018

The Fund experienced a net trading loss of $12,792,309 before brokerage commissions and related fees for the first quarter ended March 31, 2018. The Fund’s profits were primarily attributable to the interest rate sector. The energy, stock indices, agriculture, metals and currency sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the first quarter due to the Trading Program’s positions in short-term interest rates. Losses were posted to the Fund at the end of the quarter.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter only to be reversed in the middle of the quarter. Losses were posted to the Fund in the middle of the quarter due to the Trading Program’s long exposure to crude and heating oil. Profits were posted to the Fund at the end of the quarter which were driven by oil markets.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s positions in the U.S. and Asian markets leading the way, most notably the S&P 500, Nasdaq and Hang Seng. Losses were posted to the Fund in the middle through the end of the quarter due to the Trading Program’s long positions in stock indices.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the first quarter. Profits were posted to the Fund at the end of the quarter.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Losses were posted to the Fund in the middle of the quarter due to falling aluminum prices.  Losses were posted to the Fund at the end of the quarter due to aluminum, zinc and nickel which were the detractors from performance in base metals.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s long positions in the Euro and emerging-market currencies. The Trading Program’s short positions in the Japanese yen versus the U.S, dollar and long positions in the Canadian dollar and the Euro resulted in losses posted to the Fund in the middle of the quarter. The Trading Program’s position in the Euro against the Swedish krona and the Swiss franc weakening versus the U.S. dollar resulted in profits posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2018 and 2017, the Fund’s average capitalization was $656,982,310 and $843,985,577, respectively.

March 31, 2018

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$4,983,832	0.76%	$6,882,390	$3,963,123
Currencies	1,483,864	0.23%	2,049,133	1,179,963
Energy	13,748,646	2.09%	18,986,102	10,932,868
Interest Rates	3,889,632	0.59%	5,371,362	3,093,020
Metals	636,045	0.10%	878,342	505,781
Stock Indices	4,457,945	0.68%	6,156,170	3,544,940

TOTAL	$29,199,964	4.45%	$40,323,499	$23,219,695

March 31, 2017

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$17,652,154	2.09%	$18,361,517	$16,841,691
Currencies	6,127,634	0.73%	6,373,877	5,846,296
Energy	6,230,611	0.74%	6,480,992	5,944,545
Interest Rates	24,540,199	2.91%	25,526,364	23,413,486
Metals	1,052,534	0.12%	1,094,830	1,004,209
Stock Indices	4,450,939	0.53%	4,629,803	4,246,583

TOTAL	$60,054,071	7.12%	$62,467,383	$57,296,810

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector. There have been no material changes at March 31, 2018.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2017. There have been no material changes at March 31, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2018, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 19, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
CLASS A	Amount(2)	Units(3)	NAV(1)
1/01/2018	$3,298,788	1,697,082	$1.9438
1/16/2018	12,805	6,413	1.9966
2/01/2018	1,840,163	913,141	2.0152
2/16/2018	248,500	129,785	1.9147
3/01/2018	2,307,326	1,211,704	1.9042
3/16/2018	71,520	37,896	1.8873
4/01/2018	804,112	423,819	1.8973

	Subscription
CLASS C	Amount	Units	NAV(1)
1/01/2018	$—	—	$1.7099
1/16/2018	—	—	1.7556
2/01/2018	—	—	1.7712
2/16/2018	—	—	1.6822
3/01/2018	—	—	1.6722
3/16/2018	—	—	1.6567
4/01/2018	—	—	1.6648

(2) Subscription amount includes conversion in the amount of $7,167,189 (including $729,112 for the month of April 2018) which was  converted from Class C in 2018.

(3) Subscription units include conversion in of 3,689,168 units (including 384,290 units for the month of April 2018)  which were converted  from Class C in 2018.

	Subscription
CLASS D	Amount	Units	NAV(1)
1/01/2018	$12,000	5,535	$2.1682
1/16/2018	—	—	2.2278
2/01/2018	—	—	2.2493
2/16/2018	—	—	2.1378
3/01/2018	—	—	2.1267
3/16/2018	—	—	2.1085
4/01/2018	—	—	2.1203

	Subscription
CLASS I	Amount	Units	NAV(1)
1/01/2018	$—	—	$2.0307
1/16/2018	—	—	2.0863
2/01/2018	—	—	2.1061
2/16/2018	—	—	2.0014
3/01/2018	—	—	1.9907
3/16/2018	—	—	1.9734
4/01/2018	19,000	9,576	1.9841

	Subscription
CLASS M	Amount	Units	NAV(1)
1/01/2018	$575,000	470,771	$1.2214
1/16/2018	—	—	1.2553
2/01/2018	475,000	374,665	1.2678
2/16/2018	150,000	124,450	1.2053
3/01/2018	159,957	133,353	1.1995
3/16/2018	200,803	168,799	1.1896
4/01/2018	55,000	45,964	1.1966

	Subscription
CLASS F	Amount	Units	NAV(1)
1/01/2018	$—	—	$1.2305
1/16/2018	—	—	1.2648
2/01/2018	—	—	1.2774
2/16/2018	—	—	1.2145
3/01/2018	—	—	1.2086
3/16/2018	—	—	1.1986
4/01/2018	—	—	1.2057

	Subscription
CLASS F1	Amount	Units	NAV(1)
1/01/2018	$—	—	$1.2609
1/16/2018	—	—	1.2960
2/01/2018	—	—	1.3089
2/16/2018	—	—	1.2444
3/01/2018	—	—	1.2384
3/16/2018	—	—	1.2282
4/01/2018	—	—	1.2355

	Subscription
CLASS DI	Amount	Units	NAV(1)
1/01/2018	$—	—	$1.0205
1/16/2018	—	—	1.0488
2/01/2018	—	—	1.0593
2/16/2018	—	—	1.0071
3/01/2018	—	—	1.0022
3/16/2018	—	—	0.9939
4/01/2018	—	—	0.9998

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

(a)         None.

(b)         Not applicable.

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02      Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 11, 2018	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2018	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)