Form 10-Q
period 2018-06-30
ML Winton FuturesAccess LLC
filed 2018-08-10
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

As of June 30, 2018, 382,891,265 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2018 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $33,669,366 for 2018 and $64,470,217 for 2017)	$605,150,753	$662,002,685
Receivable from broker due to variation margin	9,467,336	—
Unrealized profit on open futures contracts	6,131,374	26,926,899
Unrealized profit on open forwards contracts	1,684,231	8,014,190
Cash and cash equivalents	555,960	548,789
Other assets	395,836	606,748

TOTAL ASSETS	$623,385,490	$698,099,311

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$5,540	$7,475
Sponsor and Advisory fees payable	898,717	1,033,066
Redemptions payable	7,606,041	4,592,527
Unrealized loss on open futures contracts	4,422,985	15,093,936
Unrealized loss on open forwards contracts	2,636,767	3,291,347
Other liabilities	432,643	698,588

Total liabilities	16,002,693	24,716,939

MEMBERS’ CAPITAL:
Members’ Capital (382,891,265 Units and 421,581,510 Units outstanding; unlimited Units authorized)	607,382,797	673,382,372
Total Members’ Capital	607,382,797	673,382,372

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$623,385,490	$698,099,311

NET ASSET VALUE PER UNIT:

Class A	$1.9427	$1.9438
Class C	$1.7004	$1.7099
Class D	$2.1751	$2.1682
Class I	$2.0336	$2.0307
Class M	$1.2298	$1.2214
Class F	$1.2394	$1.2305
Class F1	$1.2699	$1.2609
Class DI	$1.0276	$1.0205

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

TRADING PROFIT (LOSS):
Realized, net	$14,895,521	$(9,627,630)	$11,029,237	$12,338,649
Change in unrealized, net	2,593,408	(10,018,067)	(6,332,617)	(22,528,374)
Brokerage commissions	(145,001)	(209,347)	(327,105)	(418,317)

Total trading profit (loss), net	17,343,928	(19,855,044)	4,369,515	(10,608,042)

INVESTMENT INCOME (EXPENSE):
Interest, net	1,631,862	1,440,272	3,664,755	2,488,170

EXPENSES:
Management fee	1,393,107	3,597,579	2,870,794	7,646,021
Sponsor fee	1,386,329	2,442,115	2,898,829	5,283,977
Performance fee	—	—	61,972	—
Other	582,055	498,271	1,187,376	1,025,444
Total expenses	3,361,491	6,537,965	7,018,971	13,955,442

NET INVESTMENT INCOME (LOSS)	(1,729,629)	(5,097,693)	(3,354,216)	(11,467,272)

NET INCOME (LOSS)	$15,614,299	$(24,952,737)	$1,015,299	$(22,075,314)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	148,846,977	57,166,271	152,016,031	59,027,872
Class C	11,241,812	188,476,086	13,921,140	203,799,434
Class D	19,058,421	33,894,880	20,757,756	35,015,503
Class I	20,627,606	24,206,227	20,813,819	25,555,873
Class M	95,296,088	98,299,703	96,614,448	102,158,357
Class F	46,520,691	46,520,691	46,520,691	46,520,691
Class F1	32,348,368	32,348,368	32,348,368	32,348,368
Class DI	21,493,667	34,074,406	22,151,612	35,618,312

Net income (loss) per weighted average Unit
Class A	$0.0464	$(0.0617)	$(0.0013)	$(0.0550)
Class C	$0.0253	$(0.0586)	$(0.0286)	$(0.0537)
Class D	$0.0512	$(0.0595)	$(0.0048)	$(0.0446)
Class I	$0.0497	$(0.0621)	$0.0055	$(0.0517)
Class M	$0.0331	$(0.0345)	$0.0078	$(0.0246)
Class F	$0.0336	$(0.0318)	$0.0089	$(0.0220)
Class F1	$0.0345	$(0.0326)	$0.0091	$(0.0226)
Class DI	$0.0277	$(0.0276)	$0.0065	$(0.0206)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited) (in Units)

	Members’ Units December 31, 2016	Subscriptions	Redemptions	Members’ Units June 30, 2017	Members’ Units December 31, 2017	Subscriptions	Redemptions	Members’ Units June 30, 2018
Class A*	61,945,513	1,032,815	(9,443,809)	53,534,519	156,671,363	12,235,353	(21,485,918)	147,420,798
Class C**	232,428,092	430,907	(54,734,468)	178,124,531	19,603,674	—	(14,420,601)	5,183,073
Class D	36,734,074	50,207	(3,920,891)	32,863,390	22,451,556	5,535	(6,186,826)	16,270,265
Class I	28,092,830	712,812	(5,920,387)	22,885,255	21,581,463	184,253	(1,744,089)	20,021,627
Class M	108,834,546	13,347,632	(26,842,061)	95,340,117	98,977,602	2,036,109	(6,895,820)	94,117,891
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI	41,570,588	1,387,038	(12,331,374)	30,626,252	23,426,793	—	(2,418,241)	21,008,552

Total Members’ Units	588,474,702	16,961,411	(113,192,990)	492,243,123	421,581,510	14,461,250	(53,151,495)	382,891,265

*Subscription units include conversion in of 11,415,318 units which were converted from Class C in 2018.

**Redemption units include conversion out of 13,026,233 units which were converted to Class A in 2018.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited)

	Members’ Capital December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2017	Members’ Capital December 31, 2017	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2018
Class A*	$115,326,344	$1,917,494	$(17,449,040)	$(3,247,681)	$96,547,117	$304,532,437	$23,514,568	$(41,458,285)	$(201,434)	$286,387,286
Class C**	384,498,441	707,990	(90,253,593)	(10,935,787)	284,017,051	33,519,419	—	(24,308,589)	(397,507)	8,813,323
Class D	75,339,626	104,000	(8,098,188)	(1,562,560)	65,782,878	48,680,095	12,000	(13,201,875)	(100,180)	35,390,040
Class I	54,423,920	1,380,000	(11,448,041)	(1,322,436)	43,033,443	43,826,226	369,000	(3,592,093)	113,641	40,716,774
Class M	125,421,076	15,383,478	(31,056,437)	(2,515,751)	107,232,366	120,886,365	2,490,760	(8,377,388)	750,687	115,750,424
Class F	53,645,210	—	—	(1,025,384)	52,619,826	57,244,901	—	—	412,127	57,657,028
Class F1	38,222,098	—	—	(730,584)	37,491,514	40,786,870	—	—	293,639	41,080,509
Class DI	40,026,496	1,343,485	(11,854,275)	(735,131)	28,780,575	23,906,059	—	(2,462,972)	144,326	21,587,413

Total Members’ Capital	$886,903,211	$20,836,447	$(170,159,574)	$(22,075,314)	$715,504,770	$673,382,372	$26,386,328	$(93,401,202)	$1,015,299	$607,382,797

*Subscription  includes conversion in the amount of $21,942,450 which was converted from Class C in 2018.

**Redemption  includes conversion out in the amount of $21,942,450 which was converted to Class A in 2018.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period	$1.8973	$1.6648	$2.1203	$1.9841	$1.1966	$1.2057	$1.2355	$0.9998

Net realized and net change in unrealized trading profit (loss)	0.0542	0.0475	0.0606	0.0567	0.0342	0.0345	0.0353	0.0286
Brokerage commissions	(0.0004)	(0.0004)	(0.0005)	(0.0005)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Interest income, net	0.0050	0.0044	0.0056	0.0053	0.0032	0.0032	0.0033	0.0027
Expenses	(0.0134)	(0.0159)	(0.0109)	(0.0120)	(0.0039)	(0.0037)	(0.0039)	(0.0033)

Net asset value, end of period	$1.9427	$1.7004	$2.1751	$2.0336	$1.2298	$1.2394	$1.2699	$1.0276

Total Return: (a) (c) (d)

Total return before Performance fees	2.39%	2.14%	2.59%	2.50%	2.77%	2.80%	2.78%	2.78%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	2.39%	2.14%	2.59%	2.50%	2.77%	2.80%	2.78%	2.78%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	0.70%	0.95%	0.51%	0.59%	0.32%	0.31%	0.31%	0.32%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.70%	0.95%	0.51%	0.59%	0.32%	0.31%	0.31%	0.32%

Net investment income (loss) (excluding Performance fees)	-0.43%	-0.68%	-0.25%	-0.33%	-0.06%	-0.04%	-0.04%	-0.06%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.43%	-0.68%	-0.25%	-0.33%	-0.06%	-0.04%	-0.04%	-0.06%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Per Unit Operating Performance:

Net asset value, beginning of period	$1.9438	$1.7099	$2.1682	$2.0307	$1.2214	$1.2305	$1.2609	$1.0205

Net realized and net change in unrealized trading profit (loss)	0.0157	0.0137	0.0175	0.0164	0.0099	0.0100	0.0102	0.0083
Brokerage commissions	(0.0010)	(0.0009)	(0.0011)	(0.0010)	(0.0006)	(0.0006)	(0.0006)	(0.0005)
Interest income, net	0.0110	0.0096	0.0123	0.0115	0.0069	0.0070	0.0072	0.0058
Expenses	(0.0268)	(0.0319)	(0.0218)	(0.0240)	(0.0078)	(0.0075)	(0.0078)	(0.0065)

Net asset value, end of period	$1.9427	$1.7004	$2.1751	$2.0336	$1.2298	$1.2394	$1.2699	$1.0276

Total Return: (a) (c) (d)

Total return before Performance fees	-0.06%	-0.56%	0.32%	0.14%	0.69%	0.72%	0.72%	0.70%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.06%	-0.56%	0.32%	0.14%	0.69%	0.72%	0.72%	0.70%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	1.37%	1.87%	1.00%	1.17%	0.62%	0.61%	0.61%	0.62%
Performance fees	0.01%	0.01%	0.01%	0.01%	0.01%	0.00%	0.00%	0.01%
Expenses (including Performance fees)	1.38%	1.88%	1.01%	1.18%	0.63%	0.61%	0.61%	0.63%

Net investment income (loss) (excluding Performance fees)	-0.80%	-1.30%	-0.43%	-0.60%	-0.05%	-0.04%	-0.04%	-0.05%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	0.00%	0.00%	-0.01%
Net investment income (loss) (including Performance fees)	-0.81%	-1.31%	-0.44%	-0.61%	-0.06%	-0.04%	-0.04%	-0.06%

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

Total Return: (a) (c) (d)

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

Total Return: (a) (c) (d)

Total return before Performance fees	-3.13%	-3.61%	-2.40%	-2.94%	-2.41%	-1.91%	-1.91%	-2.40%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.13%	-3.61%	-2.40%	-2.94%	-2.41%	-1.91%	-1.91%	-2.40%

Ratios to Average Members’ Capital: (c) (d)

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of June 30, 2018, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2018 and December 31, 2017 and the results of its operations for the three and six month periods ended June 30, 2018 and 2017.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments as of June 30, 2018 and December 31, 2017 are as follows:

June 30, 2018 (a)

	Long Positions			Short Positions			Net Unrealized
Commodity Industry Sector	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture - Futures	186	$(45,985)	-0.01%	(3,656)	$1,409,747	0.23%	$1,363,762	0.22%	July 2018 - March 2019
Currencies - Futures	610	382,692	0.06%	(1,642)	1,546,254	0.25%	1,928,946	0.31%	September 2018
Currencies - Forwards*	153,548,799	(2,288,723)	-0.38%	(79,707,666)	1,336,187	0.22%	(952,536)	-0.16%	July 2018 - October 2018
Energy - Futures	1,445	3,972,720	0.65%	—	—	0.00%	3,972,720	0.65%	July 2018 - September 2018
Interest rates - Futures	5,869	1,778,542	0.29%	(3,585)	919,177	0.15%	2,697,719	0.44%	September 2018 - June 2021
Metals - Futures	957	(2,812,549)	-0.46%	(1,641)	4,584,760	0.75%	1,772,211	0.29%	July 2018 - October 2018
Stock indices - Futures	406	(564,432)	-0.09%	(108)	4,799	0.00%	(559,633)	-0.09%	July 2018 - September 2018

Total		$422,265	0.06%		$9,800,924	1.60%	$10,223,189	1.66%

(a) Certain exchanges have modified their rulebook from the collateralized-to-market model to the settled-to-market model, resulting in the characterization of variation margin postings as settlement payments, as opposed to adjustments to collateral. As a result, the Fund has classified such amounts within the receivable from broker due to variation margin account on the Statement of Financial Condition.  This receivable from broker due to variation margin account combined with the unrealized profit (loss) on open futures and forwards accounts on the Statement of Financial Condition represents the total net unrealized profit (loss) on open positions in the above condensed schedule of investments as of June 30, 2018. At this time, the Chicago Mercantile Exchange and its related exchanges are the only central clearing parties of the Fund where variation margin payments are considered settlement payments.

December 31, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture - Futures	715	$417,818	0.06%	(3,905)	$955,207	0.14%	$1,373,025	0.20%	January 2018 - May 2018
Currencies - Futures	1,658	158,923	0.02%	(2,544)	(1,639,851)	-0.24%	(1,480,928)	-0.22%	March 2018
Currencies - Forwards*	452,280,118	7,024,065	1.04%	(230,152,972)	(2,301,222)	-0.34%	4,722,843	0.70%	January 2018 - March 2018
Energy - Futures	1,611	4,997,898	0.74%	(1,002)	(1,887,240)	-0.28%	3,110,658	0.46%	January 2018 - March 2018
Interest rates - Futures	4,024	(1,844,918)	-0.27%	(6,336)	1,298,694	0.19%	(546,224)	-0.08%	March 2018 - December 2020
Metals - Futures	2,426	11,997,664	1.78%	(973)	(4,374,250)	-0.65%	7,623,414	1.13%	January 2018 - May 2018
Stock indices - Futures	5,975	2,342,568	0.35%	(1,031)	(589,550)	-0.09%	1,753,018	0.26%	January 2018 - March 2018

Total		$25,094,018	3.72%		$(8,538,212)	-1.27%	$16,555,806	2.45%

*Currencies — Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2018 and December 31, 2017. With respect to each commodity industry sector listed in the above charts, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2018 or the year ended December 31, 2017.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2018 and December 31, 2017, are as follows:

2018 Net unrealized profit (loss) (a) on open contracts	Total	Level I	Level II	Level III
Assets
Futures	$17,601,728	$15,138,389	$2,463,339	$—
Forwards	1,684,231	—	1,684,231	—
	$19,285,959	$15,138,389	$4,147,570	$—

Liabilities
Futures	$6,426,003	$2,837,997	$3,588,006	$—
Forwards	2,636,767	—	2,636,767	—
	$9,062,770	$2,837,997	$6,224,773	$—

June 30, 2018	$10,223,189	$12,300,392	$(2,077,203)	$—

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

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2018 and year ended December 31, 2017 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2018 and December 31, 2017, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. For exchanges which consider variation margin payments as collateral and not settlement, the variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts in addition to the receivable from broker due to variation margin and the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2018 and 2017:

	For the three months ended	For the six months ended
	June 30, 2018	June 30, 2018
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$2,641,921	$831,759
Currencies	(5,628,525)	(10,987,412)
Energy	13,677,459	12,431,207
Interest rates	3,032,509	4,033,730
Metals	4,196,906	276,893
Stock indices	(431,341)	(1,889,557)

Total, net	$17,488,929	$4,696,620

	For the three months ended	For the six months ended
	June 30, 2017	June 30, 2017
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$3,904,478	$2,760,757
Currencies	(14,175,620)	(18,807,924)
Energy	(7,119,843)	(12,943,378)
Interest rates	(10,595,101)	(15,786,280)
Metals	(3,953,520)	(8,983,623)
Stock indices	12,293,909	43,570,723

Total, net	$(19,645,697)	$(10,189,725)

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin. The credit risk associated with these instruments from counterparty nonperformance is the receivable from broker due to variation margin and unrealized profit (loss) on open contracts included in the Statements of Financial Condition.

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

5.              RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2018 and December 31, 2017.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets.   The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2018, and 2017 amounted to $32,169 and $40,043, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2018, and 2017 amounted to $66,519 and $84,536, respectively, of which $35,414 and $37,175 was payable to the Transfer Agent as of June 30, 2018 and December 31, 2017, respectively.

Brokerage commissions, interest, net and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash, receivable from broker due to variation margin, and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.8625	$1.8332	$1.8885	$1.8703	$1.8851	$1.8658	$1.8451	$1.8462	$1.8643	$1.8427	$1.8331	$1.8035
2018	$1.9966	$2.0152	$1.9147	$1.9042	$1.8873	$1.8973	$1.9165	$1.9285	$1.9495	$1.9089	$1.9144	$1.9427

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.6542	$1.6275	$1.6759	$1.6591	$1.6715	$1.6538	$1.6347	$1.6350	$1.6503	$1.6305	$1.6214	$1.5945
2018	$1.7556	$1.7712	$1.6822	$1.6722	$1.6567	$1.6648	$1.6809	$1.6908	$1.7084	$1.6722	$1.6764	$1.7004

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$2.0530	$2.0220	$2.0843	$2.0655	$2.0831	$2.0632	$2.0416	$2.0440	$2.0653	$2.0427	$2.0333	$2.0017
2018	$2.2278	$2.2493	$2.1378	$2.1267	$2.1085	$2.1203	$2.1425	$2.1566	$2.1807	$2.1361	$2.1428	$2.1751

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.9384	$1.9082	$1.9661	$1.9475	$1.9632	$1.9435	$1.9223	$1.9237	$1.9428	$1.9207	$1.9110	$1.8804
2018	$2.0863	$2.1061	$2.0014	$1.9907	$1.9734	$1.9841	$2.0046	$2.0175	$2.0398	$1.9977	$2.0037	$2.0336

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.1536	$1.1361	$1.1711	$1.1606	$1.1705	$1.1593	$1.1471	$1.1485	$1.1605	$1.1478	$1.1425	$1.1247
2018	$1.2553	$1.2678	$1.2053	$1.1995	$1.1896	$1.1966	$1.2095	$1.2179	$1.2318	$1.2070	$1.2112	$1.2298

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.1548	$1.1378	$1.1734	$1.1633	$1.1737	$1.1629	$1.1512	$1.1531	$1.1656	$1.1533	$1.1485	$1.1311
2018	$1.2648	$1.2774	$1.2145	$1.2086	$1.1986	$1.2057	$1.2187	$1.2272	$1.2413	$1.2163	$1.2206	$1.2394

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$1.1833	$1.1659	$1.2023	$1.1920	$1.2026	$1.1916	$1.1796	$1.1815	$1.1943	$1.1818	$1.1768	$1.1590
2018	$1.2960	$1.3089	$1.2444	$1.2384	$1.2282	$1.2355	$1.2488	$1.2575	$1.2719	$1.2463	$1.2506	$1.2699

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2017	$0.9638	$0.9493	$0.9785	$0.9697	$0.9780	$0.9686	$0.9585	$0.9596	$0.9696	$0.9590	$0.9546	$0.9397
2018	$1.0488	$1.0593	$1.0071	$1.0022	$0.9939	$0.9998	$1.0105	$1.0175	$1.0292	$1.0085	$1.0120	$1.0276

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

For the six month period ended June 30, 2018, Fund capital decreased 9.80% from $673,382,372 to $607,382,797.  This decrease was attributable to the net income from operations of $1,015,299 coupled with the redemption of 53,151,495 redeemable Units resulting in an outflow of $93,401,202. The cash outflow was offset with cash inflow of $26,386,328 due to subscriptions of 14,461,250 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  At the beginning of the quarter the interest rate under the Interest Earning Program on U.S. dollar cash balances was the daily effective federal funds rate minus 20 basis points.  Effective as of May 7, 2018, the interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate minus 100 basis points.  The interest rate is recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”. MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, these clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S charges the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each investor is individually responsible for reporting income or loss based on such investor’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-

likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2014.

Eligible Contract Participant

The Fund expects to meet the definition of “eligible contract participant” (as defined in the Commodity Exchange Act) as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions

Results of Operations

January 1, 2018 to June 30, 2018

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

April 1, 2018 to June 30, 2018

The Fund experienced a net trading profit of $17,488,929 before brokerage commissions and related fees for the second quarter of 2018. The Fund’s profits were primarily attributable to the energy, metals, interest rates and agriculture sectors. The stock indices and the currency sectors posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s long positioning in energies. Profits continued to be posted to the Fund in the middle of the quarter due to the Trading Program’s benefiting from profits in most markets. Profits were posted to the Fund at the end of the quarter. The energy markets more than reversed losses from earlier in June, after it emerged that U.S. authorities were encouraging allies to cut back on Iranian imports.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the Trading Program’s long positioning in the base metals sectors. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s positioning in nickel. Profits were posted to the Fund at the end of the quarter driven by the Trading Program’s short positions in gold.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter as the Trading Program’s net short exposure to short-term interest rates and government bonds added value as profits accrued from U.S. Treasury futures. Losses were posted to the Fund in the middle of quarter as gains from the Trading Program’s short positions in interest rates and bonds were erased as yields retreated later in May. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s short exposure to short-term interest rates and short-dated U.S. government bonds.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter as the Trading Program’s returns from a short position in sugar were cancelled out by losses in wheat. Losses were posted to the Fund in the middle of the quarter as losses in crops were led by trend reversals in sugar and cocoa. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s short positions in crops, particularly in soybeans and corn.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter from the Trading Program’s performance in long-short equity systems which took a step back during April but remained a positive contributor to the returns. Losses were posted to the Fund in the middle of the quarter as the Trading Program’s long-short single-stock equity systems contributed profits to the Fund but not enough to offset the losses. Losses were posted to the Fund at the end of the quarter as the NASDAQ climbed higher in June, but markets were broadly flat overall.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter.  The Trading Program’s longstanding short exposure to the Japanese yen was offset by losses from a long position in a depreciating British pound. Losses were posted to the Fund in the middle of the quarter as the weakening Euro weighed on currency returns, along with the Trading Program’s short position in the Swedish krona versus the Euro. Profits were posted to the Fund at the end of the quarter as the U.S. dollar strengthened against most major currencies.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2018 and 2017, the Fund’s average capitalization was $639,130,499 and $802,438,928, respectively.

	June 30, 2018
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,653,468	0.57%	$6,882,390	$2,068,130
Currencies	1,437,258	0.22%	2,049,133	1,179,963
Energy	9,694,245	1.52%	18,986,102	5,020,836
Interest Rates	4,019,870	0.63%	5,371,362	3,093,020
Metals	4,018,996	0.63%	7,822,498	505,781
Stock Indices	4,473,150	0.70%	6,156,170	3,544,940

TOTAL	$27,296,987	4.27%	$47,267,655	$15,412,670

	June 30, 2017
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$12,622,587	1.57%	$18,361,517	$6,960,621
Currencies	4,163,704	0.52%	6,373,877	2,016,562
Energy	6,144,449	0.77%	6,480,992	5,553,710
Interest Rates	17,132,121	2.14%	25,526,364	8,914,157
Metals	2,604,644	0.32%	4,381,162	1,004,209
Stock Indices	10,938,921	1.36%	18,367,715	4,246,583

TOTAL	$53,606,426	6.68%	$79,491,627	$28,695,842

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector. There have been no material changes at June 30, 2018.

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

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile, which may cause substantial profits and losses to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2017. There have been no material changes at June 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2018, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount (2)	Units (3)	NAV (1)
1/01/2018	$3,298,788	1,697,082	$1.9438
1/16/2018	12,805	6,413	1.9966
2/01/2018	1,840,163	913,141	2.0152
2/16/2018	248,500	129,785	1.9147
3/01/2018	2,307,326	1,211,704	1.9042
3/16/2018	71,520	37,896	1.8873
4/01/2018	804,112	423,819	1.8973
4/16/2018	—	—	1.9165
5/01/2018	1,212,228	628,586	1.9285
5/16/2018	—	—	1.9495
6/01/2018	13,719,126	7,186,927	1.9089
6/16/2018	—	—	1.9144
7/01/2018	562,930	289,767	1.9427

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.7099
1/16/2018	—	—	1.7556
2/01/2018	—	—	1.7712
2/16/2018	—	—	1.6822
3/01/2018	—	—	1.6722
3/16/2018	—	—	1.6567
4/01/2018	—	—	1.6648
4/16/2018	—	—	1.6809
5/01/2018	—	—	1.6908
5/16/2018	—	—	1.7084
6/01/2018	—	—	1.6722
6/16/2018	—	—	1.6764
7/01/2018	—	—	1.7004

(2) Subscription amount includes conversion in the amount of $22,430,380 (including $487,930 for the month of July 2018) which was converted from Class C in 2018.

(3) Subscription units include conversion in of 11,666,479 units (including 251,161 units for the month of July 2018) which were converted from Class C in 2018.

(* For Class C — Effective after February 1, 2017, the Fund no longer offers Class C Units to new or existing investors.)

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$12,000	5,535	$2.1682
1/16/2018	—	—	2.2278
2/01/2018	—	—	2.2493
2/16/2018	—	—	2.1378
3/01/2018	—	—	2.1267
3/16/2018	—	—	2.1085
4/01/2018	—	—	2.1203
4/16/2018	—	—	2.1425
5/01/2018	—	—	2.1566
5/16/2018	—	—	2.1807
6/01/2018	—	—	2.1361
6/16/2018	—	—	2.1428
7/01/2018	—	—	2.1751

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$2.0307
1/16/2018	—	—	2.0863
2/01/2018	—	—	2.1061
2/16/2018	—	—	2.0014
3/01/2018	—	—	1.9907
3/16/2018	—	—	1.9734
4/01/2018	19,000	9,576	1.9841
4/16/2018	—	—	2.0046
5/01/2018	—	—	2.0175
5/16/2018	—	—	2.0398
6/01/2018	—	—	1.9977
6/16/2018	350,000	174,677	2.0037
7/01/2018	—	—	2.0336

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$575,000	470,771	$1.2214
1/16/2018	—	—	1.2553
2/01/2018	475,000	374,665	1.2678
2/16/2018	150,000	124,450	1.2053
3/01/2018	159,957	133,353	1.1995
3/16/2018	200,803	168,799	1.1896
4/01/2018	55,000	45,964	1.1966
4/16/2018	138,000	114,097	1.2095
5/01/2018	400,000	328,434	1.2179
5/16/2018	200,000	162,364	1.2318
6/01/2018	35,000	28,998	1.2070
6/16/2018	102,000	84,214	1.2112
7/01/2018	20,000	16,263	1.2298

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.2305
1/16/2018	—	—	1.2648
2/01/2018	—	—	1.2774
2/16/2018	—	—	1.2145
3/01/2018	—	—	1.2086
3/16/2018	—	—	1.1986
4/01/2018	—	—	1.2057
4/16/2018	—	—	1.2187
5/01/2018	—	—	1.2272
5/16/2018	—	—	1.2413
6/01/2018	—	—	1.2163
6/16/2018	—	—	1.2206
7/01/2018	—	—	1.2394

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.2609
1/16/2018	—	—	1.2960
2/01/2018	—	—	1.3089
2/16/2018	—	—	1.2444
3/01/2018	—	—	1.2384
3/16/2018	—	—	1.2282
4/01/2018	—	—	1.2355
4/16/2018	—	—	1.2488
5/01/2018	—	—	1.2575
5/16/2018	—	—	1.2719
6/01/2018	—	—	1.2463
6/16/2018	—	—	1.2506
7/01/2018	—	—	1.2699

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.0205
1/16/2018	—	—	1.0488
2/01/2018	—	—	1.0593
2/16/2018	—	—	1.0071
3/01/2018	—	—	1.0022
3/16/2018	—	—	0.9939
4/01/2018	—	—	0.9998
4/16/2018	—	—	1.0105
5/01/2018	—	—	1.0175
5/16/2018	—	—	1.0292
6/01/2018	—	—	1.0085
6/16/2018	—	—	1.0120
7/01/2018	—	—	1.0276

(1) Beginning of the period Net Asset Value

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

If an investor holding Class M Units ceases to have a managed account with BofA Corp. and, accordingly, is no longer subject to the asset-based program fee structure with respect to those investments, the investor will no longer be eligible to purchase Class M Units.  In these cases, a former managed account investor’s Class M Units may be converted by the Sponsor to Class A Units, Class D Units or Class I Units as applicable. No upfront sales commissions are applicable to a conversion of Class M Units to Class A, Class D or Class I Units.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: August 10, 2018	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2018	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)