Form 10-Q
period 2018-09-30
ML Winton FuturesAccess LLC
filed 2018-11-14
CIK 1309136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of September 30, 2018, 367,396,878 units of limited liability company interest were outstanding.

ML WINTON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2018 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $32,749,382 for 2018 and $64,470,217 for 2017)	$584,824,595	$662,002,685
Receivable from broker due to variation margin	5,151,293	—
Unrealized profit on open futures contracts	6,375,255	26,926,899
Unrealized profit on open forwards contracts	1,476,523	8,014,190
Cash and cash equivalents	453,221	548,789
Other assets	447,056	606,748

TOTAL ASSETS	$598,727,943	$698,099,311

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$3,109	$7,475
Sponsor and Advisory fees payable	1,214,646	1,033,066
Redemptions payable	3,317,647	4,592,527
Unrealized loss on open futures contracts	6,339,684	15,093,936
Unrealized loss on open forwards contracts	2,011,886	3,291,347
Other liabilities	475,372	698,588

Total liabilities	13,362,344	24,716,939

MEMBERS’ CAPITAL:
Members’ Capital (367,396,878 Units and 421,581,510 Units outstanding; unlimited Units authorized)	585,365,599	673,382,372
Total Members’ Capital	585,365,599	673,382,372

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$598,727,943	$698,099,311

NET ASSET VALUE PER UNIT:

Class A	$1.9514	$1.9438
Class C	$1.7037	$1.7099
Class D	$2.1890	$2.1682
Class I	$2.0448	$2.0307
Class M	$1.2400	$1.2214
Class F	$1.2497	$1.2305
Class F1	$1.2806	$1.2609
Class DI	$1.0360	$1.0205

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
TRADING PROFIT (LOSS):
Realized, net	$11,355,282	$(2,110,499)	$22,384,519	$10,228,150
Change in unrealized, net	(5,571,688)	7,234,806	(11,904,305)	(15,293,568)
Brokerage commissions	(129,668)	(191,943)	(456,773)	(610,260)

Total trading profit (loss), net	5,653,926	4,932,364	10,023,441	(5,675,678)

INVESTMENT INCOME (EXPENSE):
Interest, net	1,493,209	1,712,408	5,157,964	4,200,578

EXPENSES:
Management fee	1,338,385	2,719,050	4,209,179	10,365,071
Sponsor fee	1,281,442	2,211,097	4,180,271	7,495,074
Performance fee	382,218	—	444,190	—
Other	385,067	431,447	1,572,443	1,456,891
Total expenses	3,387,112	5,361,594	10,406,083	19,317,036

NET INVESTMENT INCOME (LOSS)	(1,893,903)	(3,649,186)	(5,248,119)	(15,116,458)

NET INCOME (LOSS)	$3,760,023	$1,283,178	$4,775,322	$(20,792,136)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	144,099,596	52,581,871	149,377,219	56,879,205
Class C	4,269,068	169,728,481	10,703,782	192,442,450
Class D	16,270,264	30,485,712	19,261,925	33,505,573
Class I	19,879,437	22,218,491	20,502,359	24,443,412
Class M	91,122,655	95,494,124	94,783,850	99,936,946
Class F	46,520,691	46,520,691	46,520,691	46,520,691
Class F1	32,348,368	32,348,368	32,348,368	32,348,368
Class DI	20,686,801	29,186,436	21,663,341	33,474,353

Net income (loss) per weighted average Unit
Class A	$0.0091	$0.0017	$0.0075	$(0.0556)
Class C	$0.0047	$(0.0019)	$(0.0353)	$(0.0585)
Class D	$0.0138	$0.0099	$0.0065	$(0.0376)
Class I	$0.0111	$0.0049	$0.0163	$(0.0497)
Class M	$0.0107	$0.0046	$0.0182	$(0.0208)
Class F	$0.0104	$0.0067	$0.0192	$(0.0153)
Class F1	$0.0106	$0.0069	$0.0197	$(0.0157)
Class DI	$0.0087	$0.0047	$0.0149	$(0.0178)

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited) (in Units)

	Members’ Units December 31, 2016	Subscriptions	Redemptions	Members’ Units September 30, 2017	Members’ Units December 31, 2017	Subscriptions	Redemptions	Members’ Units September 30, 2018
Class A*	61,945,513	1,413,458	(13,781,003)	49,577,968	156,671,363	13,648,043	(30,858,424)	139,460,982
Class C**	232,428,092	430,907	(73,241,225)	159,617,774	19,603,674	—	(16,119,299)	3,484,375
Class D	36,734,074	54,607	(11,690,956)	25,097,725	22,451,556	5,535	(6,186,827)	16,270,264
Class I	28,092,830	712,812	(7,876,447)	20,929,195	21,581,463	184,253	(1,978,316)	19,787,400
Class M	108,834,546	16,284,683	(30,504,107)	94,615,122	98,977,602	2,052,372	(11,889,107)	89,140,867
Class F	46,520,691	—	—	46,520,691	46,520,691	—	—	46,520,691
Class F1	32,348,368	—	—	32,348,368	32,348,368	—	—	32,348,368
Class DI	41,570,588	1,772,674	(16,182,085)	27,161,177	23,426,793	—	(3,042,862)	20,383,931

Total Members’ Units	588,474,702	20,669,141	(153,275,823)	455,868,020	421,581,510	15,890,203	(70,074,835)	367,396,878

*Subscription units include conversion in of 12,789,402 units which were converted from Class C in 2018.

**Redemption units include conversion out of 14,597,799 units which were converted to Class A in 2018.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

	Members’ Capital December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2017	Members’ Capital December 31, 2017	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2018
Class A*	$115,326,344	$2,605,159	$(25,319,037)	$(3,159,682)	$89,452,784	$304,532,437	$26,268,917	$(59,780,068)	$1,115,868	$272,137,154
Class C**	384,498,441	707,990	(119,955,707)	(11,261,258)	253,989,466	33,519,419	—	(27,205,288)	(377,646)	5,936,485
Class D	75,339,626	113,000	(23,772,993)	(1,260,819)	50,418,814	48,680,095	12,000	(13,201,875)	125,035	35,615,255
Class I	54,423,920	1,380,000	(15,176,477)	(1,214,623)	39,412,820	43,826,226	369,000	(4,068,717)	334,582	40,461,091
Class M	125,421,076	18,723,194	(35,200,738)	(2,077,525)	106,866,007	120,886,365	2,510,760	(14,585,914)	1,722,954	110,534,165
Class F	53,645,210	—	—	(712,921)	52,932,289	57,244,901	—	—	894,145	58,139,046
Class F1	38,222,098	—	—	(507,954)	37,714,144	40,786,870	—	—	637,076	41,423,946
Class DI	40,026,496	1,705,867	(15,502,987)	(597,354)	25,632,022	23,906,059	—	(3,110,910)	323,308	21,118,457

Total Members’ Capital	$886,903,211	$25,235,210	$(234,927,939)	$(20,792,136)	$656,418,346	$673,382,372	$29,160,677	$(121,952,772)	$4,775,322	$585,365,599

*Subscription includes conversion in the amount of $24,621,798 which was converted from Class C in 2018.

**Redemption includes conversion out in the amount of $24,621,798 which was converted to Class A in 2018.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Net asset value, beginning of period	$1.9427	$1.7004	$2.1751	$2.0336	$1.2298	$1.2394	$1.2699	$1.0276

Net realized and net change in unrealized trading profit (loss)	0.0184	0.0161	0.0206	0.0193	0.0117	0.0118	0.0120	0.0097
Brokerage commissions	(0.0004)	(0.0004)	(0.0005)	(0.0004)	(0.0003)	(0.0003)	(0.0003)	(0.0002)
Interest income, net	0.0049	0.0043	0.0055	0.0051	0.0031	0.0031	0.0032	0.0026
Expenses	(0.0142)	(0.0167)	(0.0117)	(0.0128)	(0.0043)	(0.0043)	(0.0042)	(0.0037)

Net asset value, end of period	$1.9514	$1.7037	$2.1890	$2.0448	$1.2400	$1.2497	$1.2806	$1.0360

Total Return: (a) (c) (d)

Total return before Performance fees	0.51%	0.25%	0.70%	0.61%	0.89%	0.89%	0.90%	0.88%
Performance fees	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%
Total return after Performance fees	0.45%	0.19%	0.64%	0.55%	0.83%	0.83%	0.84%	0.82%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	0.67%	0.92%	0.48%	0.57%	0.29%	0.28%	0.28%	0.29%
Performance fees	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%
Expenses (including Performance fees)	0.73%	0.98%	0.54%	0.63%	0.35%	0.34%	0.34%	0.35%

Net investment income (loss) (excluding Performance fees)	-0.42%	-0.67%	-0.23%	-0.32%	-0.04%	-0.03%	-0.03%	-0.04%
Performance fees	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%
Net investment income (loss) (including Performance fees)	-0.48%	-0.73%	-0.29%	-0.38%	-0.10%	-0.09%	-0.09%	-0.10%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) An individual member’s return and ratios may vary based on timing and amount of capital transactions and class specific fee structures.

See notes to financial statements.

ML WINTON FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class M	Class F	Class F1	Class DI
Net asset value, beginning of period	$1.9438	$1.7099	$2.1682	$2.0307	$1.2214	$1.2305	$1.2609	$1.0205

Net realized and net change in unrealized trading profit (loss)	0.0341	0.0298	0.0382	0.0357	0.0216	0.0217	0.0223	0.0180
Brokerage commissions	(0.0014)	(0.0012)	(0.0016)	(0.0015)	(0.0009)	(0.0009)	(0.0009)	(0.0007)
Interest income, net	0.0159	0.0139	0.0177	0.0166	0.0100	0.0101	0.0103	0.0084
Expenses	(0.0410)	(0.0487)	(0.0335)	(0.0367)	(0.0121)	(0.0117)	(0.0120)	(0.0102)

Net asset value, end of period	$1.9514	$1.7037	$2.1890	$2.0448	$1.2400	$1.2497	$1.2806	$1.0360

Total Return: (a) (c) (d)

Total return before Performance fees	0.45%	-0.31%	1.02%	0.76%	1.59%	1.62%	1.63%	1.58%
Performance fees	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%	-0.06%
Total return after Performance fees	0.39%	-0.37%	0.96%	0.70%	1.53%	1.56%	1.57%	1.52%

Ratios to Average Members’ Capital: (c) (d)

Expenses (excluding Performance fees) (b)	2.05%	2.80%	1.49%	1.75%	0.93%	0.89%	0.89%	0.93%
Performance fees	0.06%	0.06%	0.05%	0.06%	0.05%	0.06%	0.06%	0.05%
Expenses (including Performance fees)	2.11%	2.86%	1.54%	1.81%	0.98%	0.95%	0.95%	0.98%

Net investment income (loss) (excluding Performance fees)	-1.23%	-1.98%	-0.67%	-0.93%	-0.11%	-0.07%	-0.07%	-0.11%
Performance fees	-0.06%	-0.06%	-0.05%	-0.06%	-0.05%	-0.06%	-0.06%	-0.05%
Net investment income (loss) (including Performance fees)	-1.29%	-2.04%	-0.72%	-0.99%	-0.16%	-0.13%	-0.13%	-0.16%

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

Total Return: (a) (c) (d)

Total return before Performance fees	0.04%	-0.20%	0.36%	0.15%	0.43%	0.59%	0.60%	0.43%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.04%	-0.20%	0.36%	0.15%	0.43%	0.59%	0.60%	0.43%

Ratios to Average Members’ Capital: (c) (d)

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

Total Return: (a) (c) (d)

Total return before Performance fees	-3.09%	-3.81%	-2.05%	-2.79%	-1.99%	-1.33%	-1.33%	-1.99%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.09%	-3.81%	-2.05%	-2.79%	-1.99%	-1.33%	-1.33%	-1.99%

Ratios to Average Members’ Capital: (c) (d)

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of September 30, 2018, the Fund held no cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2018 and December 31, 2017 and the results of its operations for the three and nine month periods ended September 30, 2018 and 2017.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments as of September 30, 2018 and December 31, 2017 are as follows:

September 30, 2018 (a)

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture - Futures	232	$(611,035)	-0.10%	(3,360)	$2,088,675	0.36%	$1,477,640	0.26%	October 2018 - April 2019
Currencies - Futures	874	495,090	0.08%	(3,039)	2,182,120	0.37%	2,677,210	0.45%	December 2018
Currencies - Forwards*	148,053,715	319,407	0.05%	(131,058,881)	(854,770)	-0.15%	(535,363)	-0.10%	October 2018 - December 2018
Energy - Futures	646	1,662,306	0.28%	(236)	(472,270)	-0.08%	1,190,036	0.20%	October 2018 - December 2018
Interest rates - Futures	8,667	(3,101,739)	-0.53%	(1,986)	854,671	0.15%	(2,247,068)	-0.38%	December 2018 - September 2021
Metals - Futures	1,253	(879,419)	-0.15%	(1,475)	1,764,641	0.30%	885,222	0.15%	October 2018 - January 2019
Stock indices - Futures	835	1,060,735	0.18%	(456)	143,089	0.02%	1,203,824	0.20%	October 2018 - December 2018

Total		$(1,054,655)	-0.19%		$5,706,156	0.97%	$4,651,501	0.78%

(a) Certain exchanges have modified their rulebook from the collateralized-to-market model to the settled-to-market model, resulting in the characterization of variation margin postings as settlement payments, as opposed to adjustments to collateral. As a result, the Fund has classified such amounts within the receivable from broker due to variation margin account on the Statement of Financial Condition.  This receivable from broker due to variation margin account combined with the unrealized profit (loss) on open futures and forwards accounts on the Statement of Financial Condition represents the total net unrealized profit (loss) on open positions in the above condensed schedule of investments as of September 30, 2018. At this time, the Chicago Mercantile Exchange and its related exchanges are the only central clearing parties of the Fund where variation margin payments are considered settlement payments.

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

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2018 and December 31, 2017. With respect to each commodity industry sector listed in the above charts, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2018 or the year ended December 31, 2017.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2018 and December 31, 2017, are as follows:

2018

Net unrealized profit (loss) (a) on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$14,550,441	$12,425,810	$2,124,631	$—
Forwards	1,476,523	—	1,476,523	—
	$16,026,964	$12,425,810	$3,601,154	$—

Liabilities
Futures	$9,363,577	$6,198,695	$3,164,882	$—
Forwards	2,011,886	—	2,011,886	—
	$11,375,463	$6,198,695	$5,176,768	$—

September 30, 2018	$4,651,501	$6,227,115	$(1,575,614)	$—

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

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2018 and year ended December 31, 2017 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2018 and December 31, 2017, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. For exchanges which consider variation margin payments as collateral and not settlement, the variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts in addition to the receivable from broker due to variation margin and the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2018 and 2017:

	For the three months ended	For the nine months ended
	September 30, 2018	September 30, 2018
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$3,832,292	$4,664,051
Currencies	26,790	(10,960,622)
Energy	(2,264,424)	10,166,783
Interest rates	(3,400,204)	633,526
Metals	6,271,894	6,548,787
Stock indices	1,317,246	(572,311)

Total, net	$5,783,594	$10,480,214

	For the three months ended	For the nine months ended
	September 30, 2017	September 30, 2017
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(1,172,668)	$1,588,089
Currencies	203,706	(18,604,218)
Energy	(2,332,714)	(15,276,092)
Interest rates	(2,763,298)	(18,549,578)
Metals	(3,938,702)	(12,922,325)
Stock indices	15,127,983	58,698,706

Total, net	$5,124,307	$(5,065,418)

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 48 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2018 and December 31, 2017.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets.   The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2018, and 2017 amounted to $31,004 and $36,276, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2018, and 2017 amounted to $97,523 and $120,812, respectively, of which $34,354 and $37,175 was payable to the Transfer Agent as of September 30, 2018 and December 31, 2017, respectively.

Brokerage commissions, interest, net and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash, receivable from broker due to variation margin, and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”).The amendments in ASU 2018-13 modify the disclosure requirements in Topic 820 of the disclosure framework. The modifications include the removal to disclose the amount of and reason for transfers between Level I and Level II of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level III fair value measurements, and the changes in unrealized gains and losses for the period included in earnings for recurring Level III fair value measurements held at the end of the reporting period. Additionally, for investments for certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemptions might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted to any removed or modified disclosures of this update. The Manager is currently evaluating the impact, if any, of applying ASU 2018-13.

7.   SUBSEQUENT EVENTS

On September 17, 2018, an agreement has been reached to sell all of the outstanding equity interests or securities in Merrill Lynch Alternative Investments, LLC to Institutional Capital Network, Inc. The transaction is expected to close during the first half of 2019.

As of October 29, 2018, the Sponsor has commenced a plan for liquidation for the Fund as of December 15, 2018.

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no other subsequent events that require adjustments to, or disclosure in, the financial statements.

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

Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May
2017	$1.8625	$1.8332	$1.8885	$1.8703	$1.8851	$1.8658	$1.8451	$1.8462	$1.8643	$1.8427
2018	$1.9966	$2.0152	$1.9147	$1.9042	$1.8873	$1.8973	$1.9165	$1.9285	$1.9495	$1.9089

	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.8331	$1.8035	$1.8147	$1.7962	$1.8173	$1.8382	$1.8213	$1.8043
2018	$1.9144	$1.9427	$1.9603	$1.9414	$1.9645	$1.9575	$1.9534	$1.9514

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May
2017	$1.6542	$1.6275	$1.6759	$1.6591	$1.6715	$1.6538	$1.6347	$1.6350	$1.6503	$1.6305
2018	$1.7556	$1.7712	$1.6822	$1.6722	$1.6567	$1.6648	$1.6809	$1.6908	$1.7084	$1.6722

	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.6214	$1.5945	$1.6037	$1.5867	$1.6047	$1.6225	$1.6069	$1.5912
2018	$1.6764	$1.7004	$1.7151	$1.6979	$1.7174	$1.7106	$1.7063	$1.7037

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May
2017	$2.0530	$2.0220	$2.0843	$2.0655	$2.0831	$2.0632	$2.0416	$2.0440	$2.0653	$2.0427
2018	$2.2278	$2.2493	$2.1378	$2.1267	$2.1085	$2.1203	$2.1425	$2.1566	$2.1807	$2.1361

	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$2.0333	$2.0017	$2.0154	$1.9961	$2.0209	$2.0454	$2.0272	$2.0089
2018	$2.1428	$2.1751	$2.1956	$2.1751	$2.2016	$2.1946	$2.1906	$2.1890

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May
2017	$1.9384	$1.9082	$1.9661	$1.9475	$1.9632	$1.9435	$1.9223	$1.9237	$1.9428	$1.9207
2018	$2.0863	$2.1061	$2.0014	$1.9907	$1.9734	$1.9841	$2.0046	$2.0175	$2.0398	$1.9977

	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.9110	$1.8804	$1.8924	$1.8734	$1.8958	$1.9179	$1.9006	$1.8832
2018	$2.0037	$2.0336	$2.0524	$2.0330	$2.0575	$2.0506	$2.0466	$2.0448

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May
2017	$1.1536	$1.1361	$1.1711	$1.1606	$1.1705	$1.1593	$1.1471	$1.1485	$1.1605	$1.1478
2018	$1.2553	$1.2678	$1.2053	$1.1995	$1.1896	$1.1966	$1.2095	$1.2179	$1.2318	$1.2070

	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.1425	$1.1247	$1.1324	$1.1216	$1.1355	$1.1493	$1.1394	$1.1295
2018	$1.2112	$1.2298	$1.2418	$1.2306	$1.2460	$1.2424	$1.2405	$1.2400

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May
2017	$1.1548	$1.1378	$1.1734	$1.1633	$1.1737	$1.1629	$1.1512	$1.1531	$1.1656	$1.1533
2018	$1.2648	$1.2774	$1.2145	$1.2086	$1.1986	$1.2057	$1.2187	$1.2272	$1.2413	$1.2163

	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.1485	$1.1311	$1.1393	$1.1289	$1.1434	$1.1577	$1.1478	$1.1378
2018	$1.2206	$1.2394	$1.2514	$1.2402	$1.2557	$1.2521	$1.2503	$1.2497

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS F1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May
2017	$1.1833	$1.1659	$1.2023	$1.1920	$1.2026	$1.1916	$1.1796	$1.1815	$1.1943	$1.1818
2018	$1.2960	$1.3089	$1.2444	$1.2384	$1.2282	$1.2355	$1.2488	$1.2575	$1.2719	$1.2463

	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$1.1768	$1.1590	$1.1674	$1.1567	$1.1715	$1.1863	$1.1761	$1.1659
2018	$1.2506	$1.2699	$1.2823	$1.2708	$1.2867	$1.2830	$1.2811	$1.2806

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DI

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May
2017	$0.9638	$0.9493	$0.9785	$0.9697	$0.9780	$0.9686	$0.9585	$0.9596	$0.9696	$0.9590
2018	$1.0488	$1.0593	$1.0071	$1.0022	$0.9939	$0.9998	$1.0105	$1.0175	$1.0292	$1.0085

	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2017	$0.9546	$0.9397	$0.9462	$0.9371	$0.9487	$0.9602	$0.9520	$0.9437
2018	$1.0120	$1.0276	$1.0375	$1.0282	$1.0410	$1.0380	$1.0365	$1.0360

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

For the nine month period ended September 30, 2018, Fund capital decreased 13.07% from $673,382,372 to $585,365,599.  This decrease was attributable to the net income from operations of $4,775,322 coupled with the redemption of 70,074,835 redeemable Units resulting in an outflow of $121,952,772. The cash outflow was offset with cash inflow of $29,160,677 due to subscriptions of 15,890,203 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2018 to September 30, 2018

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

July 1, 2018 to September 30, 2018

The Fund experienced a net trading profit of $5,783,594, before brokerage commissions and related fees for the third quarter of 2018. The Fund’s profits were primarily attributable to the metals, agriculture, stock indices and currency sectors. The energy and interest rate sectors posted losses.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short positions from downtrends in gold, silver and copper. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short positions in precious metals, particularly silver and gold. Losses were posted to the Fund at the end of the quarter as positioning in aluminum and copper weighed on returns in base metals.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short positions in sugar and lean hogs. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short positions in crops, particularly in soybeans. Losses were posted to the Fund at the end of the quarter as the Trading Program’s short positions in cocoa were not enough to offset losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter as global equities gained during July with the S&P 500 rising after U.S. government agencies reported better than expected non-farm payrolls and accelerating GDP growth. Profits were posted to the Fund in the middle through the end of the quarter.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter.  Losses were posted to the Fund in the middle of the quarter due to the Trading Program’s short positions in developed market currency pairs such as the Swedish krona against the Euro and the Euro against the U.S. dollar. However, profits were erased by the Trading Program’s long positions in emerging market currencies such as the Indian rupee, South African rand and Russian ruble. Profits were posted to the Fund at the end of the third quarter. A longstanding short position in the Japanese yen was the largest individual contributor to performance, but positioning in other currencies proved less favorable, most notably a short position in the Swedish krona versus the Euro and a long position in the Indian rupee.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter as falling energy proved counterproductive due to the Trading Program’s net long positions. Profits were posted to the Fund in the middle through the end of the quarter. The Trading Program’s long positions in crude oil resulted in profits for the Fund in September.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to the Trading Program’s net long positions. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in German and U.S. government bonds only to be reversed in September. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in German and U.S. government bonds.

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

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter as the Trading Program’s short positions in crude oil and gasoline struggled as prices rallied during the second half of July. Losses were posted to the Fund in the middle of the quarter. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s short exposure to West Texas Intermediate crude oil.

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

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Profits were posted to the Fund in the middle of third quarter from the Trading Program’s base metals. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in gold.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2018 and 2017, the Fund’s average capitalization was $625,205,838 and $766,085,596, respectively.

September 30, 2018

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,529,146	0.40%	$6,882,390	$273,019
Currencies	1,915,074	0.31%	2,996,406	1,179,963
Energy	8,747,598	1.40%	18,986,102	5,020,836
Interest Rates	6,739,911	1.08%	12,713,322	3,093,020
Metals	3,407,607	0.55%	7,822,498	505,781
Stock Indices	4,430,015	0.71%	6,156,170	3,544,940

TOTAL	$27,769,351	4.45%	$55,556,888	$13,617,559

September 30, 2017

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	at Risk	at Risk

Agriculture	$9,421,719	1.23%	$18,361,517	$2,871,639
Currencies	4,833,343	0.63%	6,440,019	2,016,562
Energy	6,388,756	0.83%	7,175,301	5,553,710
Interest Rates	12,730,413	1.66%	25,526,364	3,734,102
Metals	2,079,485	0.27%	4,381,162	978,612
Stock Indices	14,567,616	1.90%	22,770,472	4,246,583

TOTAL	$50,021,332	6.52%	$84,654,835	$19,401,208

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector. There have been no material changes at September 30, 2018.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2017. There have been no material changes at September 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2018, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount (2)	Units (3)	NAV (1)
1/01/2018	$3,298,788	1,697,082	$1.9438
1/16/2018	12,805	6,413	1.9966
2/01/2018	1,840,163	913,141	2.0152
2/16/2018	248,500	129,785	1.9147
3/01/2018	2,307,326	1,211,704	1.9042
3/16/2018	71,520	37,896	1.8873
4/01/2018	804,112	423,819	1.8973
4/16/2018	—	—	1.9165
5/01/2018	1,212,228	628,586	1.9285
5/16/2018	—	—	1.9495
6/01/2018	13,719,126	7,186,927	1.9089
6/16/2018	—	—	1.9144
7/01/2018	562,930	289,767	1.9427
7/16/2018	—	—	1.9603
8/01/2018	808,309	416,353	1.9414
8/16/2018	—	—	1.9645
9/01/2018	1,383,110	706,570	1.9575
9/16/2018	—	—	1.9534
10/01/2018	1,823,997	934,712	1.9514

CLASS C*

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.7099
1/16/2018	—	—	1.7556
2/01/2018	—	—	1.7712
2/16/2018	—	—	1.6822
3/01/2018	—	—	1.6722
3/16/2018	—	—	1.6567
4/01/2018	—	—	1.6648
4/16/2018	—	—	1.6809
5/01/2018	—	—	1.6908
5/16/2018	—	—	1.7084
6/01/2018	—	—	1.6722
6/16/2018	—	—	1.6764
7/01/2018	—	—	1.7004
7/16/2018	—	—	1.7151
8/01/2018	—	—	1.6979
8/16/2018	—	—	1.7174
9/01/2018	—	—	1.7106
9/16/2018	—	—	1.7063
10/01/2018	—	—	1.7037

(2) Subscription amount includes conversion in the amount of $26,445,795 (including $1,823,997 for the month of October 2018) which was converted from Class C in 2018.

(3) Subscription units include conversion in of 13,724,114 units (including 934,712 units for the month of October 2018) which were converted from Class C in 2018.

(* For Class C — Effective after February 1, 2017, the Fund no longer offers Class C Units to new or existing investors.)

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$12,000	5,535	$2.1682
1/16/2018	—	—	2.2278
2/01/2018	—	—	2.2493
2/16/2018	—	—	2.1378
3/01/2018	—	—	2.1267
3/16/2018	—	—	2.1085
4/01/2018	—	—	2.1203
4/16/2018	—	—	2.1425
5/01/2018	—	—	2.1566
5/16/2018	—	—	2.1807
6/01/2018	—	—	2.1361
6/16/2018	—	—	2.1428
7/01/2018	—	—	2.1751
7/16/2018	—	—	2.1956
8/01/2018	—	—	2.1751
8/16/2018	—	—	2.2016
9/01/2018	—	—	2.1946
9/16/2018	—	—	2.1906
10/01/2018	—	—	2.1890

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$2.0307
1/16/2018	—	—	2.0863
2/01/2018	—	—	2.1061
2/16/2018	—	—	2.0014
3/01/2018	—	—	1.9907
3/16/2018	—	—	1.9734
4/01/2018	19,000	9,576	1.9841
4/16/2018	—	—	2.0046
5/01/2018	—	—	2.0175
5/16/2018	—	—	2.0398
6/01/2018	—	—	1.9977
6/16/2018	350,000	174,677	2.0037
7/01/2018	—	—	2.0336
7/16/2018	—	—	2.0524
8/01/2018	—	—	2.0330
8/16/2018	—	—	2.0575
9/01/2018	—	—	2.0506
9/16/2018	—	—	2.0466
10/01/2018	—	—	2.0448

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$575,000	470,771	$1.2214
1/16/2018	—	—	1.2553
2/01/2018	475,000	374,665	1.2678
2/16/2018	150,000	124,450	1.2053
3/01/2018	159,957	133,353	1.1995
3/16/2018	200,803	168,799	1.1896
4/01/2018	55,000	45,964	1.1966
4/16/2018	138,000	114,097	1.2095
5/01/2018	400,000	328,434	1.2179
5/16/2018	200,000	162,364	1.2318
6/01/2018	35,000	28,998	1.2070
6/16/2018	102,000	84,214	1.2112
7/01/2018	20,000	16,263	1.2298
7/16/2018	—	—	1.2418
8/01/2018	—	—	1.2306
8/16/2018	—	—	1.2460
9/01/2018	—	—	1.2424
9/16/2018	—	—	1.2405
10/01/2018	—	—	1.2400

CLASS F

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.2305
1/16/2018	—	—	1.2648
2/01/2018	—	—	1.2774
2/16/2018	—	—	1.2145
3/01/2018	—	—	1.2086
3/16/2018	—	—	1.1986
4/01/2018	—	—	1.2057
4/16/2018	—	—	1.2187
5/01/2018	—	—	1.2272
5/16/2018	—	—	1.2413
6/01/2018	—	—	1.2163
6/16/2018	—	—	1.2206
7/01/2018	—	—	1.2394
7/16/2018	—	—	1.2514
8/01/2018	—	—	1.2402
8/16/2018	—	—	1.2557
9/01/2018	—	—	1.2521
9/16/2018	—	—	1.2503
10/01/2018	—	—	1.2497

CLASS F1

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.2609
1/16/2018	—	—	1.2960
2/01/2018	—	—	1.3089
2/16/2018	—	—	1.2444
3/01/2018	—	—	1.2384
3/16/2018	—	—	1.2282
4/01/2018	—	—	1.2355
4/16/2018	—	—	1.2488
5/01/2018	—	—	1.2575
5/16/2018	—	—	1.2719
6/01/2018	—	—	1.2463
6/16/2018	—	—	1.2506
7/01/2018	—	—	1.2699
7/16/2018	—	—	1.2823
8/01/2018	—	—	1.2708
8/16/2018	—	—	1.2867
9/01/2018	—	—	1.2830
9/16/2018	—	—	1.2811
10/01/2018	—	—	1.2806

CLASS DI

	Subscription
	Amount	Units	NAV (1)
1/01/2018	$—	—	$1.0205
1/16/2018	—	—	1.0488
2/01/2018	—	—	1.0593
2/16/2018	—	—	1.0071
3/01/2018	—	—	1.0022
3/16/2018	—	—	0.9939
4/01/2018	—	—	0.9998
4/16/2018	—	—	1.0105
5/01/2018	—	—	1.0175
5/16/2018	—	—	1.0292
6/01/2018	—	—	1.0085
6/16/2018	—	—	1.0120
7/01/2018	—	—	1.0276
7/16/2018	—	—	1.0375
8/01/2018	—	—	1.0282
8/16/2018	—	—	1.0410
9/01/2018	—	—	1.0380
9/16/2018	—	—	1.0365
10/01/2018	—	—	1.0360

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML WINTON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2018	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)